Form 10-K
period 2023-12-31
VEECO INSTRUMENTS INC
filed 2024-02-16
CIK 103145

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was $1,411,275,157 based on the closing price of $25.68 on the NASDAQ Global Select Market on that date.

As of February 13, 2024, there were 56,366,998 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, as amended, relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that are based on management’s expectations, estimates, projections, and assumptions. When used in this Form 10-K, words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Discussions containing such forward-looking statements may be found in Part I, Items 1 and 3, Part II, Items 7 and 7A hereof, as well as within this Form 10-K generally. Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our businesses and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, our ongoing transformation initiative and the effects thereof on our operations and financial results, and other statements that are not historical facts. These statements and their underlying assumptions are subject to risks and uncertainties and are not guarantees of future performance. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation:

Risks Related to Our Business and Industry

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Financial, Accounting and Capital Market Risks

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

●	We may be required to take impairment charges on assets;

●	Changes in accounting pronouncements or taxation rules, practices, or rates may adversely affect our financial results;

●	Our current debt facilities may contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations;

●	We are exposed to risks associated with the increased attention by our stakeholders to environmental, social and governance (“ESG”) matters; and

●	We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

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

PART I

Item 1. Business

Business Description and Overview

Headquartered in Plainview, New York, we were organized as a Delaware corporation in 1989. We are a manufacturer of advanced semiconductor process equipment that solves an array of challenging materials engineering problems for our customers. Our comprehensive collection of ion beam, laser annealing, metal organic chemical vapor deposition (“MOCVD”), chemical vapor deposition (“CVD”), advanced packaging lithography, single wafer wet processing, molecular beam epitaxy (“MBE”), and atomic layer deposition (“ALD”) technologies play an integral role in the fabrication of key devices that are enabling the 4th industrial revolution of all things connected. Such devices include leading advanced node application processors for AI chips, mobile devices, high-speed data communications, and radio frequency (“RF”) filters and power amplifiers for fifth generation (“5G”) networks and mobile electronics, photonics devices for 3D sensing, advanced displays, and thin film magnetic heads for hard disk drives in data storage. In close partnership with our customers, we combine decades of applications and materials know-how with leading-edge systems engineering to deliver high-volume manufacturing solutions with competitive cost of ownership. Serving a global and highly interconnected customer base, we have comprehensive sales and service operations across the Asia-Pacific, Europe, and North America regions to ensure real-time close collaboration and responsiveness.

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
Semiconductor

The Semiconductor market refers to process steps in logic and memory applications where silicon wafers are processed. There are many different wafer level process steps in forming patterned wafers, such as deposition, etching, masking, and doping. As device architectures continue to shrink with advanced nodes, more precise process control is paramount to achieving high yields and competitive cost. One such process step is called Laser Annealing,

● Laser Annealing ● Ion Beam Deposition (“IBD”) ● Ion Beam Etch (“IBE”) ● Wet Processing ● Advanced Packaging Lithography

which uses a very precise method to activate dopants, reduce contact resistance and modify material grain structure. The Veeco laser annealing technology enables our customers to have a lower thermal budget by annealing at higher temperatures over a shorter period of time.

This market also includes mask blank production for extreme ultraviolet (“EUV”) lithography, where Veeco’s Ion Beam Deposition technology is used for deposition of the multi-layer EUV reflective coating. Veeco’s Ion Beam technology is also under evaluation for deposition of low resistivity metals for 300mm front end applications.

Veeco’s Advanced Packaging technologies include a portfolio of wafer-level assembly technologies that enable improved performance of electronic products, such as smartphones, high-end servers, and graphical processors. Demand for higher performance, smaller form factors, and lower power consumption in applications such as artificial intelligence, mobile devices, consumer electronics, and high-performance computing is driving the adoption of advanced packaging technologies. Veeco serves the advanced packaging market with lithography as well as wet processing equipment.

Compound Semiconductor

The Compound Semiconductor market includes Power Electronics, Photonics, RF Filters and Amplifiers, and Solar power applications.

Power Electronics refers to semiconductor devices used in the control and conversion of electric power in growing applications such as wireless charging of consumer electronics and automotive applications. The power electronics market has historically been dominated by silicon devices. However, demand has been rapidly growing for applications in automotive driven by adoption of electric vehicles (“EV”), energy and industrial end-markets which require compound semiconductor devices such as those made from gallium nitride and silicon carbide to address higher voltages and higher power requirements.

Photonics refers to light source technologies and laser-based solutions for 3D sensing, datacom and telecom applications. This includes micro-LED, laser diodes, edge emitting lasers and vertical cavity surface emitting lasers (“VCSELs”).

Micro-LEDs may be used for next generation advanced displays. A micro-LED display is a self-emissive display that offers improved resolution, contrast, and brightness versus conventional technologies. Micro-LEDs will be used in a number of applications from televisions, smartwatches, to augmented reality headsets.

RF power amplifiers and filters (including surface acoustic wave (“SAW”) and bulk acoustic wave (“BAW”) filters) are used in 5G communications infrastructure, smartphones, tablets, and mobile devices. They make use of radio waves for wireless broadcasting and/or communications.

Solar power or photovoltaic technology refers to power obtained by harnessing the energy of the sun through the use of compound semiconductor devices such as photovoltaics.

● Gallium Nitride (“GaN”) MOCVD ● Arsenides/ Phosphides (“As/P”) MOCVD ● Wet Processing ● MBE ● ALD ● IBE ● SiC Chemical Vapor Deposition (“CVD”)
Data Storage

Data Storage refers to the Hard Disk Drives (“HDD”) market which provides significant value for mass storage and is an important part of large capacity storage applications such as Data Centers. Our systems enable customers to manufacture the magnetic heads for hard disk drives.

● IBD ● IBE ● Physical Vapor Deposition ● Mechanical (Lapping and Dicing) ● Diamond Like Carbon Deposition ● Wet Processing

Scientific & Other

Scientific & Other refers to advanced materials and device research such as quantum computing, and a range of manufacturing applications including optical devices (lasers, mirrors, optical filters, and anti-reflective coatings).

● Ion Beam Sputtering for optical coatings ● MBE for specialized laser and sensor devices ● Wet Processing for sensors ● ALD for a variety of applications

System Products

Laser Annealing Systems

Our laser annealing systems meet the industry demand for ultra-short time-scale “millisecond” annealing, heating the wafer up to temperatures just below the silicon melting point, enabling thermal annealing solutions at the most advanced semiconductor process nodes. This unique annealing technology provides a solution to the difficult challenge of fabricating ultra-shallow junctions and highly activated source/drain contacts at advanced logic nodes. In addition, our proprietary hardware design enables outstanding temperature uniformity across the wafer and die, by minimizing the pattern-density effect, thus reducing absorption variations.

Our next generation nanosecond annealing technology targets annealing advanced logic devices and memory devices at advanced nodes. As devices scale, achieving performance targets has become a challenge. To continue the roadmap, the industry is looking at new materials and the use of thermal processes that require nanosecond time-scale thermal annealing with temperatures exceeding the melting point. We believe that our nanosecond annealing will be required to meet the device targets at future nodes and complements our millisecond annealing solutions.

Ion Beam Deposition and Etch Systems

Our NEXUS® Ion Beam systems and IBD300 systems are used to deposit and etch thin film layers for multiple end applications in the Semiconductor, Data Storage, RF and other various emerging markets. Our NEXUS® IBD system has a leading position in multiple markets including EUV mask blank manufacturing in which it enables our customers to deposit multilayers with high precision and ultra-low defects which is essential for EUV lithography. Our IBD300 system is being evaluated for 300mm front end semiconductor applications where low resistivity metals like tungsten, ruthenium and molybdenum are critical. The IBD systems are also critical in the manufacture of hard disk drive magnetic heads where they are used to deposit various magnetic and oxide layers and deliver best-in-class film properties. Our NEXUS® IBE systems are used to precisely etch complex features on materials which are challenging to pattern by traditional reactive ion etching techniques. These systems are widely used in the data storage industry for patterning of magnetic and oxide materials and are essential for forming the precise shape of the magnetic head. The NEXUS® systems may be included on our cluster system platform to allow either parallel or sequential deposition/etch processes.

Our SPECTOR® Ion Beam Sputtering system was developed for high precision optical coatings and offers manufacturers state of the art optical thickness monitoring, improved productivity, and target material utilization, for cutting-edge optical interference coating applications. We also provide a broad array of ion beam sources.

Advanced Packaging Lithography

Our lithography equipment is used in the Advanced Packaging market for applications such as FOWLP, Flip Chip (including Copper Pillar), Fan In Wafer Lever Packaging, 3D stacking, interposers and embedded die. The Advanced Packaging market is driven by the need for improved performance, reduced power consumption, and the ability to image smaller geometries for mobile and automotive applications. These applications continue to demand increasingly complex packaging techniques and heterogeneous device integration from integrated device manufacturers (“IDMs,”), Foundries, and outsourced semiconductor assembly and test (“OSAT”) companies. Our Advanced Packaging tools are designed to optimize productivity for leading-edge 200mm and 300mm Advanced Packaging applications by delivering proven reliability and low cost of ownership in high-volume manufacturing environments. Our products are known for best-in-class yield coupled with outstanding resolution and depth of focus.

Single Wafer Wet Processing

We offer single wafer wet processing, and surface preparation systems which target growth opportunities in advanced packaging applications in the Semiconductor market as well as RF filters and amplifiers in the Compound Semiconductor market. The WaferStorm® platform is based on our unique ImmJET™ technology, which provides improved performance at a lower cost of ownership than conventional wet bench-only or spray-only approaches. This highly flexible platform targets solvent-based cleaning applications that require a significant level of process control and flexibility. The WaferEtch® platform provides highly uniform, selective etching with onboard end-point detection for improved process control and yield in bumping applications. In addition, we have developed a state-of-the-art solution with the WaferEtch® platform to address the requirements of wafer thinning.

Metal Organic Chemical Vapor Deposition Systems and Chemical Vapor Deposition Systems

MOCVD production systems are used to make GaN and As/P-based devices for applications including power electronics, RF devices, specialty LED, display, and many other photonics applications. Our proven TurboDisc® technology is at the heart of our MOCVD systems and is the key to enabling best-in-class deposition uniformity, yield performance and cost per wafer savings for our customers with a combined advantage of high operating uptime and low maintenance costs. Our Lumina® platform is used for As/P deposition, and features long campaigns and low defectivity for exceptional yield and flexibility. Our Propel® series enables the development of highly-efficient GaN-based power electronics, RF devices and advanced GaN-on-silicon micro-LEDs. The Propel® system offers 200mm and fully-automated 300mm technology and incorporates single-wafer reactor technology for outstanding film uniformity, yield, and device performance. Our SiC CVD system has a base single wafer reactor concept based on a time-tested industry validated architecture and is used for SiC power electronics applications primarily driven by adoption of electric vehicles.

Molecular Beam Epitaxy Systems

MBE is the process of precisely depositing atomically-thin epitaxial crystalline layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. We are a leading supplier of MBE systems worldwide.

Our MBE systems, sources, and components are used to develop and manufacture compound semiconductor devices in a wide variety of applications such as quantum computing, high-power fiber lasers, infrared detectors, mobile phones, radar systems, high efficiency solar cells, and advanced materials science research in academic, governmental, and industrial organizations. The GENxplor® MBE system creates high quality epitaxial layers and is ideal for cutting-edge research on a wide variety of materials including III-V GaAs, nitride, and oxide, materials on substrates up to 3” diameter.

Atomic Layer Deposition Systems

ALD is a thin-film deposition method in which a film is deposited on a substrate uniformly with precise control down to the atomic scale. Veeco offers a full suite of ALD systems for non-semiconductor front-end production applications across a wide range of markets and applications such as Quantum Computing, optical, electronics, micro-electro mechanical systems (“MEMS”), nanostructures, and biomedical.

Other Systems

We have other deposition systems including Physical Vapor Deposition, Diamond-Like Carbon Deposition, and Chemical Vapor Deposition Systems primarily sold to the data storage market. In addition, we have mechanical systems such as saws and lappers for the data storage industry as well as the power semiconductor market. Finally, we have Gas-mixing systems primarily sold to the semiconductor market. We also continue to focus on penetrating adjacent markets with organically developed and acquired technology.

Sales and Service

We sell our products and services worldwide through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support on a warranty, service contract, and an individual service-call basis. We believe that offering timely support creates stronger relationships with customers. Revenue from the sales of parts, upgrades, service, and support represented approximately 22%, 24%, and 28% of our net sales for the years ended December 31, 2023, 2022, and 2021, respectively. Parts and upgrade sales represented approximately 17%, 18%, and 21% of our net sales for those years, respectively, and service and support sales were 5%, 6%, and 7% respectively.

Customers

We sell our products to many of the world’s semiconductor IDMs and Foundries, OSAT, HDD, and photonics manufacturers, as well as research centers and universities. We rely on certain principal customers for a significant portion of our sales. If these principal customers discontinue their relationships with us or suffer economic difficulties, our business prospects, financial condition, and operating results could be materially and adversely affected.

Research and Development

Our research and development functions are focused on the timely creation of new products and enhancements to existing products, both of which are necessary to maintain our competitive position. We collaborate with our customers to align our technology and product roadmaps to customer requirements. Our research and development activities take place at our facilities in San Jose, California; Plainview, New York; Horsham, Pennsylvania; Somerset, New Jersey; St. Paul, Minnesota; Waltham, Massachusetts; and Solvegatan, Sweden.

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

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date generally within twelve months, and a deposit, when required. Our backlog was $490.7 million and $499.9 million at December 31, 2023 and 2022, respectively.

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

Intellectual Property

Our success depends, in part, on our proprietary technology, and we have over 350 patents in the United States and other countries.

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

Human Capital Resources

Veeco’s global workforce spans twelve countries around the world. At the end of 2023, we had 1,215 employees with 267 located in the Asia-Pacific region, 58 in the EMEA region, and 890 in the United States. Approximately 25% of our employees are involved in research and development; 56% in operations, manufacturing, service, and quality assurance; and 19% in sales, order administration, marketing, finance, information technology, general management, and other administrative functions. Our success depends on our ability to attract, retain, and motivate employees. We compete for talent with other companies and organizations. We consider our relations with the Veeco United Team to be favorable. We are subject to various federal, state, and local regulations, and regularly monitor all key employment activities, such as hiring, termination, pay and working practices to ensure compliance with such regulations. In addition, we may supplement the Veeco United Team with contractors and other temporary workers.

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

Employment, Recruitment and Development

Our recruitment programs are regionally focused. Hiring is done at a local level to ensure compliance with applicable regulations. We advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry, we can attract a strong candidate pool and have successfully filled vacancies. In fiscal 2023, we hired 106 employees, 74 within the United States, 13 in the Asia-Pacific region, and 19 in the EMEA region.

We track and report key talent metrics, including workforce demographics, talent pipeline and diversity. We invest in professional development programs to provide opportunities for individuals to advance their careers in either technical/individual contributor or leadership tracks. We offer many of our training and development programs virtually to benefit employees worldwide. We emphasize the development of future leaders and utilize a talent review process to assess high-potential and high-performing employees for future leadership roles as part of our succession management process. We monitor turnover statistics carefully since turnover is an essential indicator of employee satisfaction. Our 12-month rolling average for voluntary turnover on December 31, 2023 was approximately 7.2%. Our employee average tenure is more than 8 years.

Employee Engagement

The engagement and satisfaction of the Veeco United Team are critical to our culture and our success. In 2019, we conducted a formal employee survey designed to assess global employee engagement, leadership, work environment and culture. Over 90% of our employees participated in the survey, itself an indicator of high employee engagement. Participants provided over 2,000 responses to open-ended questions. The findings from this survey established an agenda for various initiatives designed to strengthen our Company. In 2021, we conducted a second formal employee survey using the same survey instrument. Approximately 90% of employees again participated in the survey and, again, nearly 2,000 responses were provided to open-ended questions. We saw significant improvements across all survey areas. In 2023, we conducted our third formal employee survey using the same survey instrument. Even with a much larger employee population, we maintained a high participation rate of 90% and over 2,000 responses to open-ended questions. Overall survey results were similar to 2021 results. We remain committed to working with employees to strengthen the Company’s culture. Our executives conduct regular meetings with our global workforce, providing employees with opportunities to engage with senior leaders and ask questions in open Q&A sessions. Finally, we maintain and regularly remind our employees about our confidential third-party hotline service that can be utilized to share their concerns.

Compensation Philosophy

Our compensation philosophy is targeted to support our employees’ financial, physical, and mental health and well-being. We utilize independent surveys to ensure that our total compensation packages are competitive. We help employees share in the Company’s success through various programs, including profit sharing and bonus plans, equity awards, and an Employee Stock Purchase Plan (“ESPP”). In addition to providing our employees with competitive compensation packages, we offer benefits designed to meet the needs of employees and their families, including paid time off, medical, dental and vision coverage, disability income protection, life insurance, retirement savings contributions, and more. Veeco pays the majority or all of the costs for many of these benefits.

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

In the second quarter of 2021, Veeco established a Diversity and Inclusion Council. The Council, composed of Veeco colleagues from many different parts of the Company, represents Veeco’s ongoing commitment to inclusion of all genders, sexual orientations, races, ethnic origins, religions, and diversity of thought. The team recently established Veeco’s Diversity and Inclusion Mission Statement and Charter. The charter affirms our commitment to building awareness, enhancing community partnerships, addressing diversity in our recruiting and hiring practices, empowering employees to promote D&I initiatives, and identifying opportunities to have meaningful engagements with peers and the leadership team. We are excited to continue developing initiatives to promote and celebrate diversity at Veeco.

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

Our highest priorities throughout the pandemic were, and continue to be, the health and well-being of our employees, customers, suppliers, and stakeholders. From the beginning of the pandemic, through the recent challenges posed by the acceleration of coronavirus variants, we have taken precautions to protect employees, visitors, and customers while minimizing disruption to our business. Our facilities remained operational as an “essential business” throughout the pandemic. To keep our teams safe and the Company strong, we implemented rigorous health and safety protocols at our manufacturing facilities, including extensively and frequently disinfecting our facilities, limiting access to our facilities, checking temperatures of individuals entering our facilities, staggering shifts to minimize employee overlap in gowning areas, and providing protective equipment to minimize the risks to our employees. In addition, we required many of our employees to work from home wherever possible. We protected employees, customers, and stakeholders by providing remote meetings, demos, and service, whenever possible. While the COVID-19 public health emergency has ended, our Veeco United Team remains flexible and responsive to potential health risks and has developed robust response capability through this experience. We continue to carefully monitor and respond to local, state, and federal public health guidance. We continue to use our COVID-19 Pledge to describe all the measures we implemented in our facilities to keep employees working on-site safe throughout the pandemic and beyond.

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

●	reduced demand for our products, or the rescheduling or cancellation of orders for our products which may result in negative backlog adjustments;
●	asset impairments, including the impairment of goodwill and other intangible assets;
●	unfavorable changes in customer mix and product mix;
●	increased price competition for our products, or increased competition from sellers of used equipment or lower-priced alternatives to our products, which could lead to lower profit margins for our products;
●	increased inventory obsolescence;
●	disruptions in our supply chain;
●	higher operating costs, caused by matters such as rising inflation and interest rates in various regions, which the Company experienced in 2023 and may continue to do so in the future; and
●	an increase in uncollectable amounts due from our customers resulting in increased reserves for doubtful accounts and write-offs of accounts receivable.

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

The semiconductor industry, characterized by a high frequency and complexity of technology transitions and inflections, poses unique risks and challenges. Our ability to successfully compete in this market will depend on our ability to address and manage a number of industry-specific risks, including without limitation the following:

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

Whether in connection with the semiconductor industry or otherwise, we are also exposed to potential risks associated with unexpected product performance issues. Our product designs and manufacturing processes are complex and could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs and damages, including increased service and warranty expenses, the need to provide product replacements or modifications, reimbursement for damages caused by our products, product recalls, related litigation, product write-offs, and disposal costs. Product defects could also result in personal injury or property damage, claims for which may exceed our existing insurance coverages (as may other claims, notwithstanding our efforts to maintain a program of insurance coverage for a variety of property, casualty and other risks). These and other costs could be substantial and our reputation could be harmed, resulting in a reduced demand for our products and a negative effect on our business.

In addition, our success is also subject to the risk of future disruptive technologies, including machine learning and artificial intelligence (“AI”). While such technologies offer significant opportunities, they also pose complex and novel risks, including operational risks (such as factual errors or inaccuracies in work product developed using AI), the unintended release of proprietary information, costs of compliance associated with evolving AI laws, regulations and standards, privacy concerns with respect to data dissemination, risks related to intellectual property rights (with respect to both the inputs to the program and ownership rights to AI work product), and risks related to AI’s impact on the workforce. While it is not possible at this point to accurately identify or predict all of the risks related to the use of AI technologies, our failure to properly anticipate and timely respond to AI-related developments could adversely affect our business, financial condition, and results of operations.

Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility.

The demand for semiconductors, HDDs and other devices is highly dependent on sales of consumer electronic products, such as smartphones, laptops, tablets and wearable devices. In addition, as a result of the growing automotive semiconductor market, semiconductor demand is also heavily influenced by the demand for automobiles. Factors that could affect the levels of spending on consumer electronic products and automobiles include consumer confidence, access to credit, volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, and other macroeconomic factors affecting consumer spending behavior. The emergence of new or competing technologies may also affect demand for consumer electronic products. These and other factors have had and could continue to have an adverse effect on the demand for our customers’ products and, in turn, on our customers’ demand for our products and services. Furthermore, in the past, some of our customers have overestimated their potential for market share growth. If this growth is overestimated, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, obsolete inventory, and liabilities to our suppliers for products no longer needed. Alternatively, changes that result in sudden increases in demand for consumer electronic products and automobiles may result in a shortage of parts and materials needed to manufacture our products, and attendant shipping delays (both to us and to our customers) and/or the cancellation of orders placed by our customers.

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

If these principal customers discontinue their relationship with us or suffer economic setbacks, our business, financial condition, and operating results could be materially and adversely affected. Our ability to increase sales in the future will depend in part upon our ability to obtain orders from new customers and we cannot be certain that we will be successful in these efforts. In addition, because a relatively small number of large manufacturers, many of whom are our customers, dominate the industries in which they operate, it may be especially difficult for us to replace these customers if we lose their business. A significant portion of orders in our backlog are orders from our principal customers.

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

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, trade wars and other trade disruptions, fluctuating currency exchange rates, natural disasters, social unrest, pandemics such as COVID-19, terrorism, and acts of war. Our reliance upon customer demand arising primarily from a limited number of countries could materially and adversely impact our future results of operations.

The cyclicality of the industries we serve directly affects our business.

Our business depends in large part upon the capital expenditures of manufacturers in our four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenue depends in large part on the spending patterns of these customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a portion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries have had, and will likely have, a material adverse effect on our business, financial condition, and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and develop sufficient manufacturing capacity to meet customer demand and attract, hire, assimilate, and retain a sufficient number of qualified people. Our net sales and operating results may be negatively affected if we fail to accurately predict and effectively respond.

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

Furthermore, certain key parts may be subject to long lead-times or may be obtainable only from a single supplier or limited group of suppliers, and some sourcing and assembly is provided by suppliers located in countries other than the United States. We may experience significant interruptions in our manufacturing operations, delays in our ability to timely deliver products or services, increased costs, or customer order cancellations as a result of:

●	the failure or inability of our suppliers to timely deliver quality parts;
●	volatility in the availability and cost of materials;
●	difficulties or delays in obtaining required import or export approvals;
●	information technology or infrastructure failures;
●	natural disasters and other events beyond our control, such as earthquakes, tsunamis, fires, floods, storms, power outages and potential impacts of climate change; or
●	other causes such as regional or global economic downturns or recessions, international trade disruptions, pandemics such as COVID-19, political instability, terrorism, or acts of war, which could result in delayed deliveries, manufacturing inefficiencies, increased costs, or order cancellations.

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

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs, and to increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of several of our systems. While we maintain some level of internal manufacturing capability for these systems, we rely on our outsourcing partners to perform their contracted functions to allow us flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing efforts do not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third-party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result and we could suffer damage to our reputation. Dependence on outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, one or more of these providers could fail to perform as we expect. If we do not effectively manage our outsourcing efforts or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements and we may experience operational difficulties, increased costs, manufacturing and installation interruptions or delays, inefficiencies in the structure and operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market, and an inefficient allocation of our human resources, any or all of which could materially and adversely affect our business, financial condition, and results of operations.

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

We have completed several significant acquisitions and investments in the past (including our recent acquisition of Epiluvac AB, a producer of SiC-based products and technology), and we will consider new opportunities in the future. Acquisitions, investments and other business combinations involve numerous risks, many of which are unpredictable and beyond our control, including the following:

●	the failure of the transaction to advance our business strategies and the failure of its anticipated benefits to materialize;
●	difficulties and costs, including the diversion of management’s attention, in integrating new personnel, operations, technologies, and products;
●	the inability to complete the proposed transaction in a timely manner, if at all, due to our inability to obtain required government or other approvals without burdensome conditions, or due to other reasons, resulting in obligations to pay professional and other expenses, including any applicable termination fees;
●	unknown, underestimated, and undisclosed commitments or liabilities;
●	increased amortization expenses relating to intangible assets; and
●	other adverse effects on our business, including the potential impairment and write-down of amounts capitalized as intangible assets and goodwill as part of the transaction, as a result of such matters as technological advancements or worse-than-expected performance by an acquired company.

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

As a general principle, we seek to invest our capital in areas that we believe best align with our business strategy and will help optimize future returns. Our capital investments may not generate the expected returns or hoped-for results. We may not be able to obtain necessary grants, investment tax credits, or other governmental incentives, including funding through the U.S. CHIPS and Science Act of 2022. Significant judgment is required when assessing and selecting capital investments, and we could invest in projects that are ultimately less profitable than other projects which we do not select, ultimately harming our business, results of operations and financial condition.

Risks Associated with Operating a Global Business

We are exposed to risks of operating businesses outside the United States.

A majority of our sales are to customers, and significant elements of our supply chain are from suppliers, who are located outside of the United States, which we expect to continue. Our percentage revenue from the sale of products and the provision of services to non-U.S. customers was 76%, 69% and 62% for fiscal years 2023, 2022 and 2021, respectively. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

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

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine, the current Israel/Palestine conflict, or the recent attacks on merchant ships in the Red Sea. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products (and we note that the Ukraine-Russia geographic region is a significance source of critical raw materials, including neon and palladium, used for semiconductor manufacturing). Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. Parts shortages may and have required, and may continue to require, that we plan ahead further than usual, and increase our purchase commitments to secure critical components in a timely manner. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue, our gross margins on the revenue we do recognize, and our other operating results.

Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The U.S. government has implemented, and may continue to implement, changes in trade policy which have adversely affected and could continue to adversely affect the Company’s ability to sell and service its products to and for customers located in China and in certain other countries.

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

The changes in U.S. trade policy and export controls, as well as sanctions imposed by the U.S. against certain Chinese companies, have triggered retaliatory action by China and could trigger further retaliation (including the possible escalation of geopolitical tensions between China and Taiwan). In addition, China has provided, and is expected to continue to provide, significant assistance, financial and otherwise, to its domestic industries, including some of our competitors. We face increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned or affiliated entities that is intended to advance China’s stated national policy objectives (including a heightened focus on the production of legacy node and mature chips in response to U.S. and foreign government regulation impeding the production of advanced node chips). In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

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

Whether with respect to sales to customers located in China or otherwise, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on U.S. technology, are subject to the U.S. Export Administration Regulations (“EAR”) when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Currently, our laser annealing, MOCVD, MBE, SiC and certain other systems and products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or qualify for export license exceptions and, as a result, we may be unable to export products to our customers and/or meet their servicing needs (requiring us to refund customer prepayments for products we are unable to ship). Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business and reputation.

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

All information systems are subject to breach and disruption. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of expertise and motives (including industrial espionage), including organized criminal groups, nation states, and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, or other means which could affect service reliability and threaten the confidentiality, integrity, and availability of information. These risks have been exacerbated by an increase in employees working from home, ongoing geopolitical tensions and conflicts, and by the possible use of artificial intelligence (“AI”) to directly attack information systems with greater speed and efficiency than human bad actors.

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

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns and recessions in different parts of the world. In the event of a downturn, many of our customers may delay or reduce their purchases of our products and services. If negative conditions in the credit markets, including a recommencement of increases in interest rates, prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, their ability to continue to supply materials to us may be negatively affected.

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

The “Tax Relief for American Families and Workers Act of 2024” is currently under Senate consideration. The passage of this bill as proposed would have a material impact to our income tax provision, specifically due to the immediate expensing of Sec 174 R&D expenses, which will lower our Foreign-Derived Intangible Income (“FDII”) deductions and thus increase our effective tax rate. Additionally, recommendations made pursuant to the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project have led to changes in tax laws in numerous countries and could increase our tax obligations in countries where we do business. As part of BEPS 2.0, the OECD has focused on ensuring multinational businesses with consolidated global revenues in excess of 750 million euros pay their tax in the 'right place' (Pillar 1) and at least at a 'minimum rate' (Pillar 2), including ensuring that multinational enterprises are paying tax at an effective rate of 15% or higher in every jurisdiction in which they operate, regardless of the local headline tax rate or the impact of local tax reliefs. We may be subject to the Pillar Two requirements in the future should our global revenues exceed the Pillar Two thresholds. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, we are in the process of assessing and monitoring potential impacts and developments. These and other developments or changes in federal or international tax laws, rules, practices or rates (including future changes or modifications to existing practices) could have an adverse material impact on our ability to utilize our deferred tax attributes, our effective tax rate and results of operations including cash flows and financial position.

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

Our current debt facilities may contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change.

As of December 31, 2023, we had $26.5 million in principal amounts outstanding in 2025 Notes, $25.0 million in principal amounts outstanding in 2027 Notes, and $230.0 million in principal amounts outstanding in 2029 Notes

(together, the “Notes”). In addition, as of December 31, 2023, we had an undrawn senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $150.0 million, including a $15.0 million letter of credit sublimit.

These debt facilities (collectively, the “Debt Facilities”), contain certain covenant and other restrictions that may limit our ability to, among other things, incur additional debt or create liens, sell certain assets, and merge or consolidate with third parties, which may, in turn, preclude us from responding to changes in business and economic conditions, engaging in transactions that might otherwise be beneficial to us. Our ability to comply with some of these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control such as prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Debt Facilities, which could accelerate the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

In addition, our ability to repurchase or to pay cash upon conversion of the Notes, or maturity of the Credit Facility, may be limited by law, by regulatory authority or by agreements governing our indebtedness that exist at the time of repurchase, conversion, or maturity. Our failure to settle the debt as required would constitute a default under the applicable debt facility and may lead to a default under the other debt facilities. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness.

Finally, holders of the Notes will have the right to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change before the maturity date. Additionally, in the event the conditional conversion features of the Notes are triggered (as is currently the case for the 2027 Notes through March 31, 2024), holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert the Notes, or if a fundamental change occurs before maturity, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, which could adversely impact our liquidity. Additionally, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted. In addition, even if holders do not elect to convert the Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

As of December 31, 2023, we had U.S. federal R&D credits carryforwards of approximately $34.9 million expiring in varying amounts between 2030 and 2043. If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the federal credits carry forward limitation under Section 383 of the Internal Revenue Code would impose an annual limit on the amount of tax liabilities that may be offset by R&D credits generated prior to the change in ownership. If an ownership change were to occur, we may be unable to use a significant portion of our R&D credit carryforwards to offset future tax liabilities.

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

The stock market in general and the market for technology stocks in particular has experienced significant volatility. The trading price of our common shares has fluctuated significantly and could decline independent of the overall market, and shareholders could lose all or a substantial part of their investment. For example, in 2023 our stock price ranged from a closing high of $31.65 to a closing low of $17.81. The market price of our common shares could continue to fluctuate in response to several factors, including among others:

●	difficult macroeconomic conditions, economic recessions, international trade disputes, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;
●	actual or anticipated variations in our results of operations;
●	issues associated with the performance of our products, or the performance of our internal systems such as our customer relationship management (“CRM”) system or our enterprise resource planning (“ERP”) system;
●	announcements of financial developments or technological innovations;
●	our failure to meet the performance estimates of investment research analysts;
●	changes in recommendations and financial estimates by investment research analysts, and decisions by investment research analysts to cease coverage of our Company;
●	margin trading, short sales, hedging and derivative transactions involving our common stock;
●	our failure to successfully implement cost reduction initiatives and restructuring activities, if and when required;
●	our failure to maintain an effective system of disclosure controls and internal control over financial reporting, which may result in our inability to timely and accurately report our financial results or difficulties in satisfying internal control evaluations and attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002;
●	the commencement of, and rulings on, litigation and legal proceedings; and
●	the occurrence of major catastrophic events.

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

We are subject to environmental, health, and safety regulations in connection with our business operations, including but not limited to regulations relating to the development, manufacture and use of our products, recycling and disposal of related materials, and the operation and use of our facilities and real property. Failure or inability to comply with existing or future environmental, health and safety regulations – including, for example, those relating to carbon emissions, climate change, and the use and sale of products containing per- and polyfluoroalkyl substances (“PFAS”) -- could result in significant remediation liabilities, the imposition of fines, the suspension or termination of research, development, or use of certain of our products, and other harm to the Company, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our stakeholders, including customers, investors, advisory firms, employees, and suppliers, among others, have increasingly focused on our ESG initiatives, including those regarding climate change, human rights, inclusion and diversity, among others. These expectations can extend, and have extended, to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party rating agencies have also established standards for a range of ESG-related factors, which may be inconsistent and are subject to change. These expectations and stakeholder requirements may impact the attractiveness of our business, the manner in which we do business, our reputation, the costs of doing business, and the willingness of our stakeholders to engage with, invest in, or retain us. We may be further impacted by the adoption of ESG-related regulation and legislation in the jurisdictions in which we do business – including, for example, the SEC’s proposed rule published in March of 2022 which would require companies to include significantly enhanced climate-related disclosures in their Reports on Form 10-K -- which could result in increased compliance, operational, and other costs.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. Our cybersecurity practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board of Directors and the Board’s Audit Committee through our annual ERM assessment. Our cybersecurity policies and practices follow the cybersecurity framework of the National Institute of Standards and Technology and other applicable industry standards. We generally approach cybersecurity threats through a cross-functional, multi-layered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) maintaining the confidence of our customers, clients and business partners; (iii) preserving the confidentiality of our employee’s information; and (iv) protecting the Company’s intellectual property.

Consistent with the Company’s overall ERM practices, our cybersecurity program focuses on the following areas:

●	Vigilance: The Company maintains a global presence, with cybersecurity threat operations operating 24/7 around the world with a specific goal of detecting, containing and responding to cybersecurity threats and incidents.
●	Collaboration: The Company has established collaboration mechanisms with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers to identify and assess cybersecurity risks.
●	Systems Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls and ongoing vulnerability assessments.
●	Third-Party Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, such as vendors, service providers and other users of the Company’s systems.
●	Education: The Company provides periodic training for personnel regarding cybersecurity threats, with such training scaled to reflect the roles, responsibilities, and access of the relevant Company personnel.
●	Incident Response Planning: The Company has established and maintains incident response plans that address the Company’s response to a cybersecurity incident, and such plans are tested on an ongoing basis.
●	Communication and Coordination: The Company utilizes a cross-functional approach to address the risk from cybersecurity threats and has formed an Information Security Leadership Group which includes management personnel from information technology, operations, legal, internal audit and other key business functions. The Information Security Leadership Group typically meets on a monthly basis, and more frequently as necessary.
●	Governance: Pursuant to the Company’s ERM practices, oversight of cybersecurity risk management has been assigned to the full Board and to the Board’s Audit Committee. Quarterly updates are provided by Company management, including the Company’s Chief Information Security Officer, to the Audit Committee (three times per year) and the full Board (annually), to help ensure an ongoing dialogue regarding the Company’s cybersecurity initiatives, threats and incidents.

A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises and other exercises focused on evaluating effectiveness. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness and adjusts its cybersecurity processes and practices as necessary.

The Audit Committee oversees the management of risks from cybersecurity threats, including the policies, processes and practices that the Company’s management implements to address risks from cybersecurity threats. Management’s quarterly presentations include reports on a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and vendors. The Board also receives prompt and timely information regarding any cybersecurity incident that could pose a significant risk to the Company and receives ongoing updates regarding such incident until it has been addressed. At least once each year, and more frequently as required, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Chief Information Security Officer.

The Company’s Chief Information Security Officer is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other members of the Information Security Leadership Group. Our Chief Information Security Officer has served in various roles in information technology and information security for over twenty years. Our Chief Information Security Officer holds graduate degrees in cybersecurity and business administration and has attained multiple professional certifications including CISSP, CISA and CISM.

The Company’s Chief Information Security Officer, in coordination with the Information Security Leadership Group, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multi-disciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response plan. Through ongoing communications with these teams, the Chief Information Security Officer and the Information Security Leadership Group monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Board when appropriate, as addressed above.

While we and our third-party providers have in the past experienced cybersecurity incidents, we are not aware of any current incidents or new types of threats which have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities as of December 31, 2023 are as follows:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Use
Plainview, NY	80,000	Corporate Headquarters; R&D; Sales & Service; Administration
Somerset, NJ	80,000	R&D; Manufacturing; Sales & Service; Administration
St. Paul, MN	43,000	R&D; Manufacturing; Sales & Service; Administration
Somerset, NJ	38,000	R&D; Sales & Service; Administration

	Approximate		Lease
Leased Facilities Location	Size (sq. ft.)	Use	Expiration
San Jose, CA	100,000	R&D; Manufacturing; Sales & Service; Administration	2037
Somerset, NJ	57,000	Warehouse	2027
Horsham, PA	49,000	R&D; Manufacturing; Sales & Service; Administration	2024
Waltham, MA	17,000	R&D; Sales & Service; Administration	2030
Solvegatan, Sweden	4,000	R&D; Manufacturing; Sales & Service; Administration	2025

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “VECO.” As of February 13, 2024, there were approximately 122 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2018

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2018	2019	2020	2021	2022	2023
Veeco Instruments Inc.	100.00	198.18	234.28	384.21	250.74	418.76
S&P Smallcap 600	100.00	122.78	136.64	173.29	145.39	168.73
RDG MidCap Technology	100.00	135.47	183.68	207.06	151.73	190.98

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are an innovative manufacturer of semiconductor process equipment. Our proven ion beam, laser annealing, lithography, MOCVD, CVD, and single wafer wet processing technologies play an integral role in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield and cost of ownership, Veeco holds leading technology positions in the markets we serve. To learn more about Veeco’s systems and service offerings, visit www.veeco.com.

The Veeco United team executed well during 2023, accomplishing a number of milestones, including:

●	Solidly executing our multi-year growth strategy, with progress made towards advancing our product roadmaps for the Semiconductor and Compound Semiconductor markets, including shipment of two next generation nanosecond annealing evaluation systems to Tier 1 logic customers, shipment of two IBD300 evaluation systems to Tier 1 memory customers, and the continued development of our CVD SiC technology;

●	Achieved year-on-year revenue growth for the Company, including record revenue in the Semiconductor market, which grew 12% year-on-year despite a decline in Wafer Fabrication Equipment (“WFE”) spending;

●	Shipped multiple Laser Annealing systems to a new Tier 1 logic customer and a new Tier 1 memory customer, and expanded adoption of Laser Annealing systems with mature node customers;

●	Gross margin improvement enabled 16% growth in operating income year-over-year;

●	Successfully refinanced a portion of our convertible notes in order to strengthen our balance sheet and financial profile by extending the average maturity of our notes, reducing future annual cash interest payments, and lowering share dilution;

●	Capital allocation toward organic growth initiatives in the Semiconductor and Compound Semiconductor markets remained a top priority, including strategic R&D investment and investment in our evaluation program.

We believe these accomplishments enabled us to exit 2023 well positioned to execute on our growth plans for 2024.

Business Update

Macroeconomic challenges across the industry have been well publicized, including an inflationary and high-interest rate environment, heightened China export regulations, uncertainty in the banking industry, and an uncertain outlook in the semiconductor and related markets due to softness in consumer, smartphone and PC applications, all of which are contributing to increased uncertainty.

Furthermore, on October 17, 2023, the US Department of Commerce, Bureau of Industry and Security (“BIS”), issued an update to export regulations previously issued on October 7, 2022, to modify and reinforce the prior restrictions while placing additional entities on the BIS Entity List. While these new regulations have not had a material impact to our business, the export regulation landscape is fluid and evolving, and it is possible that the issuance of additional export controls could further restrict our ability to sell to customers in China and lead to future revenue loss. If we are not able to replace these sales with sales to other customers, it could have a material adverse impact on our business and financial position.

Finally, we continue to see reduced demand for certain products such as advanced packaging lithography, spare parts, and upgrades due to low customer utilization rates, as well as instances where customers have requested order cancellations, delayed shipments, or delayed payments. Consequently, we are monitoring the situation very closely and have been taking early actions to limit the pace at which we increase spending while maintaining our growth trajectory. We also have seen improvements in our supply chain, as evidenced by a significant decline in lead times and a further improvement to suppliers on time deliveries. Material lead times have improved significantly and have generally returned to pre-pandemic levels. We will continue to work with our suppliers to identify and mitigate potential gaps in an effort to ensure continuity of supply, as well as continue to focus our efforts on cost containment initiatives.

While we work to overcome these macroeconomic challenges, we continue to serve our customers in the following four end markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other.

Sales in the Semiconductor market grew 12% in 2023, driven by our laser annealing systems for both advanced and mature node devices. While our growth strategy is predominately focused on advanced node logic and memory applications, 2023 revenue has been strong for mature node applications in China. We continue to build momentum for our laser annealing solutions in advanced node logic by winning application steps and new customers. In 2023, we penetrated our 3rd Tier 1 logic customer and shipped multiple systems to this customer. As it relates to the memory market, we announced that a Tier 1 memory customer placed several LSA orders for high volume production of High Bandwidth Memory (“HBM”) and advanced DRAM devices following a successful evaluation program, and we shipped several systems to this customer in 2023. Our Laser Annealing roadmap reached a key milestone during the fourth quarter upon shipment of our first two Nanosecond Annealing evaluation systems to Tier 1 logic customers. Nanosecond annealing provides Veeco with an opportunity to expand laser annealing adoption for new advanced node applications. The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank deposition systems. We reached another significant milestone in the fourth quarter upon shipment of our first two IBD300 evaluation systems to Tier 1 memory customers for 300mm front end semiconductor applications. Additionally, our lithography systems for Advanced Packaging are used for packaging approaches such as fan out wafer level packaging and other advanced packaging applications, while our wet processing systems are used for Photoresist Strip, Solvent Cleans, and flux removal. Overall, our technology and market strategy are well aligned with trends such as artificial intelligence, mobile connectivity and high-performance computing that drive the Semiconductor market. Given our current backlog and visibility, we expect Semiconductor revenue to be up in 2024.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing and MOCVD, along with MBE and Ion Beam, in emerging applications such as 5G driven RF device/filter manufacturing, GaN power electronics, and photonics applications including edge-emitting lasers, specialty LEDs and micro-LEDs. Sales in the Compound Semiconductor market declined by 28% in 2023, driven by a decline in systems for 5G driven RF device/filter manufacturing. We continue to invest for future growth in the Compound Semiconductor market in areas like Power Electronics and Micro-LED. Power Electronics markets are served by GaN equipment, and also by SiC epitaxy equipment. We are working to penetrate the GaN power market, which is driven by applications such as wireless charging in consumer electronics. In addition to our GaN system offerings, on January 31, 2023 Veeco acquired SiC technology to address the high-growth SiC power epitaxy equipment market, which is primarily driven by adoption of electric vehicles. With this acquisition, Veeco is accelerating its entry into this market. We expect revenue in the Compound Semi market to grow in 2024.

Sales in the Data Storage market increased slightly in 2023. Demand for our Ion Beam products is driven by cloud-based storage. As reported, the hard disk drive industry experienced contraction in exabyte shipments in 2022 and 2023 with uncertainty as to the timing of a recovery; however, recent analyst and industry forecasts predict nearline hard disk drive exabyte shipments to grow at an approximate 20% CAGR over the coming years from a lower base in 2023 due to long-term growth in the cloud. Despite current industry challenges, we expect revenue in the Data Storage market to be flat to up in 2024.

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

Results of Operations

Years Ended December 31, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2023 and 2022 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Net sales	$666,435	100%	$646,137	100%	$20,298	3%
Cost of sales	381,376	57%	382,989	59%	(1,613)	(0)%
Gross profit	285,059	43%	263,148	41%	21,911	8%
Operating expenses, net:
Research and development	112,853	17%	103,565	16%	9,288	9%
Selling, general, and administrative	92,756	14%	88,952	14%	3,804	4%
Amortization of intangible assets	8,481	1%	10,018	2%	(1,537)	(15)%
Other operating expense (income), net	1,029	—%	317	—%	712	225%
Total operating expenses, net	215,119	32%	202,852	31%	12,267	6%
Operating income (loss)	69,940	10%	60,296	9%	9,644	16%
Interest income (expense), net	(1,187)	(0)%	(9,311)	(1)%	8,124	(87)%
Other income (expense), net	(97,091)	(15)%	—	—%	(97,091)	*
Income (loss) before income taxes	(28,338)	(4)%	50,985	8%	(79,323)	*
Income tax expense (benefit)	2,030	—%	(115,957)	—%	117,987	*
Net income (loss)	$(30,368)	(5)%	$166,942	26%	$(197,310)	*
*	Not meaningful

Net Sales

The following is an analysis of sales by end-market and by region:

	Year ended December 31,				Change
	2023		2022		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$412,724	62%	$369,369	57%	$43,355	12%
Compound Semiconductor	87,258	13%	121,194	19%	(33,936)	(28)%
Data Storage	88,473	13%	87,544	13%	929	1%
Scientific & Other	77,980	12%	68,030	11%	9,950	15%
Total	$666,435	100%	$646,137	100%	$20,298	3%
Sales by geographic region
United States	$162,790	24%	$197,433	31%	$(34,643)	(18)%
EMEA	76,697	12%	87,837	14%	(11,140)	(13)%
China	217,942	33%	123,703	19%	94,239	76%
Rest of APAC	208,693	31%	235,735	36%	(27,042)	(11)%
Rest of World	313	—%	1,429	—%	(1,116)	(78)%
Total	$666,435	100%	$646,137	100%	$20,298	3%

Total sales increased for the year ended December 31, 2023 against the comparable prior year period in the Semiconductor and Scientific & Other markets, partially offset by a decline in the Compound Semiconductor market. By geography, sales increased in the China region, partially offset by a decrease in the United States, EMEA, and Rest of APAC regions. Included within the Rest of APAC region for the year ended December 31, 2023 were sales in Japan, Taiwan, and Singapore of $74.7 million, $62.7 million, and $32.2 million, respectively, while sales within Rest of APAC region for the year ended December 31, 2022 included sales in sales in Taiwan, South Korea, Singapore, and Japan of $105.0 million, $40.3 million, $38.4 million, and $30.8 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

In 2023, gross profit increased compared to 2022 primarily due to an increase in sales volume and higher gross margins. Gross margins increased due to product mix of sales in the period, as well as favorable service spending. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased in 2023 compared to 2022 primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased slightly in 2023 compared to 2022. However, expenses as a percentage of revenue have remained flat when compared to the prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased in 2023 compared to 2022 primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2022.

Interest Income (Expense)

For the year ended December 31, 2023, we recorded net interest expense of $1.2 million, compared to $9.3 million for the comparable prior period. The decrease in net interest expense was primarily related to an increase of interest income of approximately $8.4 million due to higher interest rates for 2023 compared to 2022.

Other Income (Expense)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes, we repurchased and retired approximately $106.0 million in aggregate principal amount of our outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of our common stock for the 2025 Notes. Also, we repurchased and retired approximately $100.0 million in aggregate principal amount of our outstanding 2027 Notes with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of our common stock for the 2027 Notes. We accounted for the partial settlement of the 2025 Notes and 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million and $80.6 million, respectively, for the year ended December 31, 2023.

Income Taxes

At each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of our deferred tax assets. As of December 31, 2023, we achieved three years of cumulative pretax income for our United States (“domestic”) operations. In addition, we evaluated additional positive evidence and concluded that it is more likely than not our deferred tax assets are realizable on a more likely than not basis with the exception of certain state tax attributes.

The 2023 income tax expense of $2.0 million was primarily comprised of 1) a $16.2 million income tax expense on pre-tax income from operations; and 2) a $2.0 million income tax expense related to share-based compensation, partially offset by 3) a $7.5 million tax benefit related to Foreign-Derived Intangible Income; 4) a $7.7 million tax benefit associated with research and development tax credits; and 5) a $1.0 million tax benefit associated with the loss on extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249).

The 2022 income tax benefit of $116.0 million was primarily comprised of a $117.0 million domestic tax benefit primarily in connection with release of $105.5 million valuation allowance, partially offset by a $1.0 million income tax expense related to our foreign operations.

Years Ended December 31, 2022 and 2021

See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023, for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$158,781	$154,925
Restricted cash	339	547
Short-term investments	146,664	147,488
Total	$305,784	$302,960

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2023 and 2022, cash and cash equivalents of $46.8 million and $28.4 million, respectively, were held outside the United States. As of December 31, 2023, we had $22.0 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided. Approximately $7.7 million of undistributed earnings would be subject to foreign withholding taxes if distributed back to the United States. We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes.

A summary of the cash flow activity for the year ended December 31, 2023 and 2022 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2023	2022

	(in thousands)
Net income (loss)	$(30,368)	$166,942
Non-cash items:
Depreciation and amortization	24,966	25,645
Non-cash interest expense	1,118	962
Deferred income taxes	(2,211)	(118,040)
Share-based compensation expense	28,558	22,994
Loss on extinguishment of debt	97,091	—
Provision for bad debts	316	—
Change in contingent consideration	701	—
Changes in operating assets and liabilities	(58,497)	9,980
Net cash provided by (used in) operating activities	$61,674	$108,483

Net cash provided by operating activities was $61.7 million for the year ended December 31, 2023 and was due to net loss of $30.4 million and adjustments for non-cash items of $150.5 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $58.5 million. The changes in operating assets and liabilities were largely attributable to increases in inventories largely related to evaluation systems at customer facilities, contract assets, prepaid expenses and other current assets, and decreases in accounts payable, and contract liabilities.

Net cash provided by operating activities was $108.5 million for the year ended December 31, 2022 and was due to net income of $166.9 million and an increase in cash flow from operating activities due to changes in operating assets and liabilities of $10.0 million, partially offset by adjustments for non-cash items of $68.5 million. The changes in operating assets and liabilities was largely attributable to an increase in contract liabilities, partially offset by an increase in inventories and accounts receivables.

Cash Flows from Investing Activities

	For the year ended December 31,
	2023	2022

	(in thousands)
Acquisitions of businesses, net of cash acquired	$(30,373)	$—
Capital expenditures	(27,930)	(24,604)
Changes in investments, net	4,973	(44,276)
Net cash provided by (used in) investing activities	$(53,330)	$(68,880)

The cash used in investing activities during the year ended December 31, 2023 was primarily attributable to net cash used in the acquisition of Epiluvac, and capital expenditures, partially offset by changes in net investment activity. The cash used in investing activities during the year ended December 31, 2022 was attributable to the net change in investments, as well as capital expenditures.

Cash Flows from Financing Activities

	For the year ended December 31,
	2023	2022

	(in thousands)
Proceeds from issuance of 2029 Notes, net of issuance costs	$223,202	$—
Extinguishment of Convertible Notes	(218,991)	—
Contingent consideration payment	(2,500)	—
Settlement of equity awards, net of withholding taxes	(6,391)	(4,550)
Net cash provided by (used in) financing activities	$(4,680)	$(4,550)

The cash used in financing activities for the year ended December 31, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, contingent consideration payment related to the Epiluvac acquisition, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of the 2029 Notes. The net cash used in financing activities for the year ended December 31, 2022 was primarily related to the settlement of equity awards.

Convertible Senior Notes and Revolving Credit Facility

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until March 31, 2024. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

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

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services. These contractual arrangements secure the rights to various assets and services to be used in the future in the normal course of business. We expect to fund these contractual arrangements with cash generated from operations in the normal course of business, as well as existing cash and cash equivalents and short-term investments. In addition, we have bank guarantees and letters of credit issued by a financial institution on our behalf as needed. At December 31, 2023, outstanding bank guarantees and letters of credit totaled $19.6 million and unused bank guarantees and letters of credit of $13.0 million were available to be drawn upon.

The following table summarizes our contractual arrangements at December 31, 2023 and the timing and effect that those commitments are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

	(in thousands)
Principal payments on long-term debt	$281,500	$—	$26,500	$25,000	$230,000
Cash interest on debt	41,042	8,478	15,564	13,694	3,306
Operating leases	49,794	3,692	8,217	7,061	30,824
Purchase commitments(1)	200,425	177,026	23,399	—	—
Total	$572,761	$189,196	$73,680	$45,755	$264,130
(1)	Purchase commitments are generally for inventory used in the manufacturing of our products, as well as equipment and project materials used to support research and development activities. We generally do not enter into purchase commitments extending beyond one year. However, material shortages and supply chain challenges have caused some of these commitments to extend beyond one year. At December 31, 2023, we have $19.4 million of offsetting supplier deposits that will be applied against these purchase commitments.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Each quarter we assess the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of our estimated usage requirements is written down to its estimated net realizable value if less than cost. We evaluate usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for our products may require a write down of inventory that could materially affect our operating results.

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

Accounting for Business Combinations

We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their fair value at acquisition date. The excess of the fair value of the purchase price over the fair value of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based on assumptions believed to be reasonable, but such estimates and assumptions are inherently uncertain and subject to refinement. We believe assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies, and inherently uncertain. The Company uses a discounted cash flow model to estimate the fair value of acquired intangible assets. Additionally, the Company estimates the fair value of contingent consideration included as part of the purchase price by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received. These valuation models utilize critical estimates, including, but not limited to, estimates of future revenues, gross margins, operating expenses, and cash flows, as well as discount rates that reflect the risk factors associated with the projected cash flows. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actuals results.

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

Recent Accounting Pronouncements

We adopted ASU 2020-06 effective January 1, 2022. We are also evaluating other pronouncements recently issued but not yet adopted, including ASU 2023-09. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements. Refer to Note 1, “Significant Accounting Policies,” for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $146.7 million at December 31, 2023. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2023, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.8 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 76%, 69%, and 62% of our total net sales in 2023, 2022, and 2021, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 4%, 3%, and 3% of total net sales in 2023, 2022, and 2021, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2023. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2023.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Veeco Instruments Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Veeco Instruments Inc. and subsidiaries' the (Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2024

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Conflict Minerals Report of Veeco Instruments Inc.	SD	1.01	5/30/2023
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 18, 2010.	10-K	3.8	2/24/2011
3.6	Seventh Amended and Restated Bylaws of Veeco effective January 9, 2023.	8-K	3.1	1/10/2023
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco dated March 14, 2001.	10-Q	3.1	5/9/2001
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Indenture, dated as of May 18, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	5/18/2020
4.4	Form of 3.75% Convertible Senior Notes due 2027.	8-K	4.1	5/18/2020
4.5	Indenture, dated as of November 17, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	11/17/2020
4.6	Form of 3.50% Convertible Senior Notes due 2025.	8-K	4.1	11/17/2020
4.7	Indenture, dated as of May 19, 2023, between Veeco Instruments Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	4.1	8/7/2023
4.8	Form of 2.875% Convertible Senior Notes due 2029.	10-Q	4.2	8/7/2023

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/21/2020
10.1	Lease dated February 18, 2021 between Veeco Instruments Inc. and Trimble-Junction Ventures LLC.	8-K	10.1	2/24/2021
10.2*	Veeco Severance Benefits Policy, effective May 1, 2009.	10-K	10.1	2/22/2021
10.3*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.4*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.	10-Q	10.1	11/3/2017
10.5*	Veeco Instruments Inc. 2019 Stock Incentive Plan.	S-8	10.1	5/7/2019
10.6*	Amendment No. 1 to the Veeco Instruments Inc.2019 Stock Incentive Plan.	S-8	4.8	5/20/2022
10.7	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011)	S-8	10.1	5/26/2017
10.8	Form of Capped Call Confirmation.	8-K	10.1	5/18/2020
10.9	Exchange Agreement.	8-K	10.1	11/17/2020
10.10	Note Purchase Agreement, dated as of November 5, 2021, by and between Veeco Instruments Inc. and Lynrock Lake LLP.	8-K	10.1	11/8/2021
10.11	Loan and Security Agreement, dated as of December 16, 2021, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	8-K	10.1	12/20/2021
10.12	Guaranty, dated as of December 16, 2021, by the guarantors, identified therin in favor of HSBC Bank USA, National Association, as agent.	8-K	10.2	12/20/2021
10.13	First Amendment to Loan and Security Agreement, dated as of May 19, 2023, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays Bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	10-Q	10.1	8/7/2023
10.14*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019.	10-Q	10.1	5/7/2019
10.15*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version A).	10-Q	10.2	5/7/2019

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.16*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2010 Stock Incentive Plan, effective March 2019 (time-based version B).	10-Q	10.3	5/7/2019
10.17*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.16	2/22/2021
10.18*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.17	2/22/2021
10.19*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.1	5/4/2021
10.20*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.2	5/4/2021
10.21*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.1	5/9/2022
10.22*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.2	5/9/2022
10.23*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.1	5/8/2023
10.24*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.2	5/8/2023
10.25*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.26*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.27*	First Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.11	5/7/2019
10.28*	Second Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.1	5/11/2021
10.29*	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers (August 2017).	10-Q	10.2	8/3/2017
10.30*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.31*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.30	2/22/2012
10.32*	Letter Agreement dated August 29, 2018 between Veeco and Dr. William J. Miller.	8-K	10.2	9/4/2018

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.33*	Amendment dated March 22, 2019 to the Letter Agreement between Veeco and William J. Miller, Ph.D.	10-Q	10.4	5/7/2019
10.34*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.35*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.36*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.37*	Letter dated January 1, 2020 from Veeco to John P. Kiernan.	8-K	99.2	1/2/2020
10.38*	Letter Agreement dated March 20, 2019 between Veeco and Adrian Devasahayam.	10-K	10.30	2/22/2021
10.39*	Letter Agreement dated August 4, 2017 between Veeco and Peter Porshnev.	10-K	10.31	2/22/2021
10.40*	Letter Agreement dated March 9, 2020 between Veeco and Susan Wilkerson.	10-K	10.32	2/22/2021
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
97	Compensation Recoupment Policy for Executive Officers				X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline. XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2024.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 16, 2024.

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

11

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Veeco Instruments Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the convertible senior notes as of January 1, 2022 due to the adoption of Accounting Standards Update No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective method.

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

Assessment of the value of excess and obsolete inventory

As discussed in Note 1 of the consolidated financial statements, the Company assesses the valuation of its inventories, including materials, work-in-process, and finished goods, each reporting period. Obsolete inventory or inventory in excess of the Company’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of usage include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2023, the Company’s inventories totaled $237.6 million.

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

Acquisition-date fair value of a developed technology intangible asset and contingent consideration in the acquisition of Epiluvac AB

As discussed in Note 5 to the consolidated financial statements, on January 31, 2023, the Company acquired Epiluvac AB (Epiluvac) in a business combination for total purchase consideration of $56.4 million, including contingent consideration. In connection with the transaction, the purchase price was allocated to the assets and liabilities assumed by the Company based on their fair values as of the acquisition date, primarily comprised of developed technology with the estimated fair value of $28.0 million. The acquisition date fair value of the contingent consideration was approximately $26.1 million, which includes payments up to $15.0 million based on the timely completion of certain defined milestones tied to strategic targets, and up to $20.0 million based on the percentage of orders received during the defined earn-out period. The Company estimated the fair value of the developed technology based on a discounted cash flow model. The Company estimated the fair value of the contingent consideration by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received.

We identified the evaluation of the acquisition-date fair value of developed technology and the acquisition-date fair value of the contingent consideration related to the orders received during the defined earn-out period as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s determination of certain projected revenues used in the fair value of the developed technology and the fair value of the contingent consideration because there was limited observable market information. Additionally, specialized skills and knowledge were required to evaluate the discount rates used to determine in the fair value of the developed technology and the fair value of the contingent consideration. Changes in certain projected revenues and discount rates could have a significant impact on the fair value of the acquired developed technology and the contingent consideration liability.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the determination of certain projected revenues and discount rates. We evaluated the Company’s determination of certain projected revenues by (1) inquiring of individuals outside of the accounting function about the underlying assumptions used to determine certain projected revenues and the process used to develop them, (2) comparing the underlying assumptions to relevant industry reports, (3) and comparing the underlying assumptions to relevant competitor investor presentation materials. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

●	evaluating the discount rate applied to the developed technology intangible asset by reconciling it to the weighted average cost of capital that was calculated using publicly available market data

●	evaluating the discount rate applied to the contingent consideration by comparing it to a discount rate that was independently developed using publicly available market data

●	developing a fair value estimate of the contingent consideration using a parallel Monte-Carlo simulation and comparing it to the Company’s estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Santa Clara, California

February 16, 2024

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$158,781	$154,925
Restricted cash	339	547
Short-term investments	146,664	147,488
Accounts receivable, net	103,018	124,221
Contract assets	24,370	16,507
Inventories	237,635	206,908
Prepaid expenses and other current assets	35,471	18,305
Total current assets	706,278	668,901
Property, plant, and equipment, net	118,459	107,281
Operating lease right-of-use assets	24,377	26,467
Intangible assets, net	43,945	23,887
Goodwill	214,964	181,943
Deferred income taxes	117,901	116,349
Other assets	3,117	3,355
Total assets	$1,229,041	$1,128,183

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,383	$52,049
Accrued expenses and other current liabilities	57,624	56,031
Contract liabilities	118,026	127,223
Income taxes payable	—	2,432
Current portion of long-term debt	—	20,169
Total current liabilities	218,033	257,904
Deferred income taxes	6,552	1,285
Long-term debt	274,941	254,491
Long-term operating lease liabilities	31,529	33,581
Other liabilities	25,544	3,098
Total liabilities	556,599	550,359
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,364,131 shares issued and outstanding at December 31, 2023 and 51,660,409 shares issued and outstanding at December 31, 2022	564	517
Additional paid-in capital	1,202,440	1,078,180
Accumulated deficit	(532,169)	(501,801)
Accumulated other comprehensive income	1,607	928
Total stockholders' equity	672,442	577,824
Total liabilities and stockholders' equity	$1,229,041	$1,128,183

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2023	2022	2021
Net sales	$666,435	$646,137	$583,277
Cost of sales	381,376	382,989	341,003
Gross profit	285,059	263,148	242,274
Operating expenses, net:
Research and development	112,853	103,565	88,680
Selling, general, and administrative	92,756	88,952	84,536
Amortization of intangible assets	8,481	10,018	12,280
Other operating expense (income), net	1,029	317	68
Total operating expenses, net	215,119	202,852	185,564
Operating income	69,940	60,296	56,710
Interest income	10,583	2,199	2,340
Interest expense	(11,770)	(11,510)	(28,360)
Other income (expense), net	(97,091)	—	(5,010)
Income (loss) before income taxes	(28,338)	50,985	25,680
Income tax expense (benefit)	2,030	(115,957)	(358)
Net income (loss)	$(30,368)	$166,942	$26,038

Income (loss) per common share:
Basic	$(0.56)	$3.35	$0.53
Diluted	$(0.56)	$2.71	$0.49

Weighted average number of shares:
Basic	53,769	49,906	49,073
Diluted	53,769	65,607	53,643

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$(30,368)	$166,942	$26,038
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	691	(514)	(311)
Unrealized gain (loss) on available-for-sale securities	691	(514)	(311)
Currency translation adjustments:
Change in currency translation adjustments	(12)	(41)	(52)
Net changes related to currency translation adjustments	(12)	(41)	(52)

Total other comprehensive income (loss), net of tax	679	(555)	(363)

Total comprehensive income (loss)	$(29,689)	$166,387	$25,675

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2020	49,724	$497	$1,113,352	$(707,321)	$1,846	$408,374
Net income (loss)	—	—	—	26,038	—	26,038
Other comprehensive income (loss), net of tax	—	—	—	—	(363)	(363)
Share-based compensation expense	—	—	15,249	—	—	15,249
Net issuance under employee stock plans	929	10	(5,600)	—	—	(5,590)
Extinguishment of equity component of repurchased/exchanged 2023 Notes	—	—	(6,080)	—	—	(6,080)
Balance at December 31, 2021	50,653	507	1,116,921	(681,283)	1,483	437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,800)	12,540	—	(44,260)
Net income (loss)	—	—	—	166,942	—	166,942
Other comprehensive income (loss), net of tax	—	—	—	—	(555)	(555)
Share-based compensation expense	—	—	22,994	—	—	22,994
Net issuance under employee stock plans	1,007	10	(4,935)	—	—	(4,925)
Balance at December 31, 2022	51,660	517	1,078,180	(501,801)	928	577,824
Net income (loss)	—	—	—	(30,368)	—	(30,368)
Other comprehensive income (loss), net of tax	—	—	—	—	679	679
Share-based compensation expense	—	—	28,558	—	—	28,558
Net issuance under employee stock plans	244	2	(6,393)	—	—	(6,391)
Partial extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(30,368)	$166,942	$26,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,966	25,645	26,058
Non-cash interest expense	1,118	962	13,819
Deferred income taxes	(2,211)	(118,040)	(651)
Share-based compensation expense	28,558	22,994	15,249
Loss on extinguishment of debt	97,091	—	4,029
Impairment of equity investments	—	—	980
Provision for bad debts	316	—	—
Change in contingent consideration	701	—	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	13,271	(12,826)	(26,664)
Inventories	(35,158)	(37,288)	(24,803)
Prepaid expenses and other current assets	(16,063)	7,668	7,621
Accounts payable and accrued expenses	(8,810)	(13,115)	20,225
Contract liabilities	(9,626)	64,087	(4,099)
Income taxes receivable and payable, net	(525)	557	947
Other, net	(1,586)	897	8,993
Net cash provided by (used in) operating activities	61,674	108,483	67,742

Cash Flows from Investing Activities
Capital expenditures	(27,930)	(24,604)	(40,643)
Acquisition of businesses, net of cash acquired	(30,373)	—	—
Proceeds from the sale of investments	182,853	59,738	330,702
Payments for purchases of investments	(177,880)	(104,014)	(247,256)
Proceeds from held for sale assets, net of costs to sell	—	—	1,725
Net cash provided by (used in) investing activities	(53,330)	(68,880)	44,528

Cash Flows from Financing Activities
Proceeds from issuance of 2029 Notes, net of issuance costs	223,202	—	—
Extinguishment of Convertible Notes	(218,991)	—	(115,604)
Debt issuance costs	—	—	(835)
Contingent consideration payment	(2,500)	—	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	4,618	3,698	3,402
Restricted stock tax withholdings	(11,009)	(8,248)	(8,992)
Net cash provided by (used in) financing activities	(4,680)	(4,550)	(122,029)
Effect of exchange rate changes on cash and cash equivalents	(16)	(53)	(52)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,648	35,000	(9,811)
Cash, cash equivalents, and restricted cash - beginning of period	155,472	120,472	130,283
Cash, cash equivalents, and restricted cash - end of period	$159,120	$155,472	$120,472

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,781	$10,139	$12,551
Income taxes paid (refunds received)	5,095	1,434	(139)
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	4,388	2,285	9,096
Net transfer of inventory to property, plant and equipment	4,296	1,235	(63)
Right-of-use assets obtained in exchange for lease obligations	630	2,938	23,777

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

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2023 the interim quarters ended on April 2, July 2, and October 1, and during 2022 the interim quarters ended on April 3, July 3, and October 2. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) stand-alone selling prices for the Company’s products and services; (ii) allowances for doubtful accounts; (iii) inventory obsolescence; (iv) the useful lives and expected future cash flows of property, plant, and equipment and identifiable intangible assets; (v) the fair value of the Company’s reporting unit and related goodwill; (vi) investment valuations and the valuation of derivatives, deferred tax assets, and assets acquired in business combinations; (vii) the recoverability of long-lived assets; (viii) liabilities for product warranty and legal contingencies; (ix) share-based compensation; (x) lease term and incremental borrowing rates used in determining operating lease assets and liabilities; (xi) income tax uncertainties; (xii) purchase accounting estimates; and (xiii) contingent consideration estimates.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company may receive advanced payments on system transactions. The timing of the transfer of goods or services related to the advanced payments is either at the discretion of the customer or expected to be within one year from the advanced receipt. As such, the Company does not adjust transaction prices for the time value of money. Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred since the expected performance period is one year or less.

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

(i) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company maintains an allowance reserve for potentially uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. Finally, the Company also considers its current expectations of future economic conditions, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts totaled $1.0 million and $0.7 million at December 31, 2023 and 2022 respectively.

To further mitigate the Company’s exposure to uncollectable accounts, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were immaterial for the years ended December 31, 2023, 2022, and 2021.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(n) Cash, Cash Equivalents, and Short-term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit and time deposit accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $97.8 million and $61.5 million of cash equivalents at December 31, 2023 and 2022, respectively.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 29% and 18% of cash and cash equivalents were maintained outside the United States at December 31, 2023 and 2022, respectively.

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

(o) Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company assesses the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in cost of sales in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition.

(p) Business Combinations

The Company allocates the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, including in-process research and development (“IPR&D”), if any, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. Additionally, the Company estimates the fair value of contingent consideration included as part of the purchase price by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

(u) Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

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

The computations of basic and diluted income (loss) per share for the years ended December 31, 2023, 2022, and 2021 are as follows:

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2023	2022	2021

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(30,368)	$166,942	$26,038
Interest expense associated with convertible notes	—	10,832	—
Net income (loss) available to common shareholders	$(30,368)	$177,774	$26,038

Denominator:
Basic weighted average shares outstanding	53,769	49,906	49,073
Effect of potentially dilutive share-based awards	—	734	1,090
Dilutive effect of convertible notes	—	14,967	3,480
Diluted weighted average shares outstanding	53,769	65,607	53,643

Net income per common share:
Basic	$(0.56)	$3.35	$0.53
Diluted	$(0.56)	$2.71	$0.49

Unvested participating shares excluded from basic weighted average shares outstanding since the securityholders are not obligated to fund losses	—	—	6
Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	850	—	—
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	212	815	456
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	7,319	—	8,421

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,262	$—	$—	$74,262
Corporate debt	—	1,988	—	1,988
Money market cash	21,587	—	—	21,587
Total	$95,849	$1,988	$—	$97,837
Short-term investments
U.S. treasuries	$59,493	$—	$—	$59,493
Government agency securities	—	41,818	—	41,818
Corporate debt	—	35,409	—	35,409
Commercial paper	—	9,944	—	9,944
Total	$59,493	$87,171	$—	$146,664

December 31, 2022
Cash equivalents
Certificate of deposits and time deposits	$61,135	$—	$—	$61,135
Money market cash	405	—	—	405
Total	$61,540	$—	$—	$61,540
Short-term investments
U.S. treasuries	$62,849	$—	$—	$62,849
Government agency securities	—	27,366	—	27,366
Corporate debt	—	41,591	—	41,591
Commercial paper	—	15,682	—	15,682
Total	$62,849	$84,639	$—	$147,488

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Investments

At December 31, 2023 and 2022 the amortized cost and fair value of marketable securities, which are included in “Short-term investments” on the Consolidated Balance Sheets, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2023
U.S. treasuries	$59,541	$3	$(51)	$59,493
Government agency securities	41,843	6	(31)	41,818
Corporate debt	35,447	9	(47)	35,409
Commercial paper	9,944	—	—	9,944
Total	$146,775	$18	$(129)	$146,664

December 31, 2022
U.S. treasuries	$63,331	$—	$(482)	$62,849
Government agency securities	27,464	—	(98)	27,366
Corporate debt	42,006	—	(415)	41,591
Commercial paper	15,682	—	—	15,682
Total	$148,483	$—	$(995)	$147,488

Available-for-sale securities in a loss position at December 31, 2023 and 2022 were as follows:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
December 31, 2023
U.S. treasuries	$43,118	$(50)	$—	$—
Government agency securities	34,885	(31)	—	—
Corporate debt	23,262	(33)	2,618	(15)
Total	$101,265	$(114)	$2,618	$(15)

December 31, 2022
U.S. treasuries	$39,791	$(84)	$23,057	$(398)
Government agency securities	22,528	(86)	4,838	(12)
Corporate debt	19,693	(138)	21,898	(277)
Total	$82,012	$(308)	$49,793	$(687)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual maturities of securities classified as available-for-sale at December 31, 2023 were as follows:

	December 31, 2023
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$132,419	$132,330
Due after one year through two years	14,356	14,334
Total	$146,775	$146,664

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The realized gains or losses for the years ended December 31, 2023, 2022, and 2021 were immaterial.

Other Investments

Veeco has an ownership interest of less than 20% in a non-marketable investment in a separate entity, with a carrying value of $2.0 million at December 31, 2023 and 2022. The Company does not exert significant influence over this entity. This equity investment does not have a readily observable market price, and therefore the Company has elected to measure this investment at cost, adjusted for changes in observable market prices minus impairment. The investment is included in “Other assets” on the Consolidated Balance Sheets. The investment is subject to periodic impairment reviews which require judgment. The analyses include assessments of the companies’ financial condition, the business outlooks for their products and technologies, their projected results and cash flows, business valuation indications from recent rounds of financing, the likelihood of obtaining subsequent rounds of financing, and the impact of equity preferences held by Veeco relative to other investors. During the year ended December 31, 2021, the Company identified impairment indicators on the Company’s investment, and recorded a non-cash impairment charge of $1.0 million. This impairment charge was included in “Other income (expense), net” in the Consolidated Statement of Operations.

Note 5 — Business Combination

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. During the year ended December 31, 2023, the Company recognized approximately $0.7 million of additional contingent consideration, included within “Other operating expense (income) net” in the Consolidated Statement of Operations. Additionally, during the year ended December 31, 2023, the Company paid $2.5 million to the selling shareholders in recognition of a performance milestone having been successfully completed. Total contingent consideration liability as of December 31, 2023 was $24.2 million, of which $1.8 million was included in “Accrued expenses and other current liabilities” and $22.4 million was included within “Other liabilities” on the Consolidated Balance Sheet.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Acquisition Date
(January 31, 2023)
(in thousands)
Accounts receivable	$247
Inventories	391
Prepaid expense and other current assets	381
Property, plant, and equipment	736
Intangible assets	28,540
Total identifiable assets acquired	30,295

Accounts payable and accrued expenses	656
Contract liabilities	429
Deferred income taxes	5,723
Other liabilities	80
Total liabilities assumed	6,888

Net identifiable assets acquired	23,407
Goodwill	33,021
Net assets acquired	$56,428

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

For the year ended December 31, 2023, the Company incurred approximately $1.1 million of acquisition related costs, included within “Selling, general, and administrative” in the Consolidated Statement of Operations. Epiluvac’s results of operations were immaterial to the Company’s Consolidated Statement of Operations for the year ended December 31, 2023. Additionally, the pro forma Consolidated Statement of Operations as if Epiluvac had been acquired as of January 1, 2022 would not be materially different from the Company’s actual Consolidated Statement of Operations for the year ended December 31, 2023 or 2022.

Note 6 — Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories consist of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Materials	$139,884	$134,940
Work-in-process	71,278	68,765
Finished goods	6,183	1,513
Evaluation inventory	20,290	1,690
Total	$237,635	$206,908

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Property, Plant, and Equipment

Property, plant, and equipment, net, consist of the following:

	December 31,	December 31,
	2023	2022	Average Useful Life

	(in thousands)
Land	$5,061	$5,061	N/A
Building and improvements	61,679	64,198	10 – 40 years
Machinery and equipment (1)	181,180	155,533	3 – 10 years
Leasehold improvements	52,913	54,764	3 – 17 years
Gross property, plant, and equipment	300,833	279,556
Less: accumulated depreciation and amortization	182,374	172,275
Net property, plant, and equipment	$118,459	$107,281
(1)	Machinery and equipment also includes software, furniture, and fixtures

Depreciation expense was $16.5 million, $15.6 million, and $13.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 8 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The following table presents the changes in goodwill balances for the year ending December 31, 2023:

	Gross carrying	Accumulated
	amount	impairment	Net amount
	(in thousands)
Balance at December 31, 2022	$430,331	$248,388	$181,943
Acquisition	33,021	—	33,021
Balance at December 31, 2023	$463,352	$248,388	$214,964

The Company performs its annual goodwill impairment test at the beginning of the fourth quarter each year. As the Company maintains a single goodwill reporting unit, it determines the fair value of its reporting unit based upon the Company’s adjusted market capitalization. The annual test performed at the beginning of the fourth quarter of fiscal 2023, 2022, and 2021 did not result in any potential impairment as the fair value of the reporting unit was determined to exceed the carrying amount of the reporting unit.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of purchased intangible assets were as follows:

		December 31, 2023			December 31, 2022
	Average		Accumulated			Accumulated
	Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in years)	(in thousands)
Technology	11.9	$355,928	$321,923	$34,005	$327,908	$316,918	$10,990
Customer relationships	5.3	146,925	137,649	9,276	146,465	135,415	11,050
Trademarks and tradenames	0.6	30,910	30,269	641	30,910	29,063	1,847
Other	0.6	3,746	3,723	23	3,686	3,686	—
Total	10.3	$537,509	$493,564	$43,945	$508,969	$485,082	$23,887

Other intangible assets primarily consist of patents, licenses, and backlog.

Based on the intangible assets recorded at December 31, 2023, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense, is expected to be as follows:

Amortization
(in thousands)
2024	$6,983
2025	5,394
2026	4,517
2027	4,010
2028	4,050
Thereafter	18,991
Total	$43,945

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,	December 31,
	2023	2022

	(in thousands)
Payroll and related benefits	$28,321	$30,044
Warranty	8,864	8,601
Operating lease liabilities	4,025	3,333
Interest	1,149	2,853
Professional fees	1,834	2,102
Sales, use, and other taxes	1,825	2,027
Contingent consideration	1,814	—
Other	9,792	7,071
Total	$57,624	$56,031

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2022 was approximately $127.2 million, of which the Company recognized approximately $78.4 million into revenue during the year ended December 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

This reduction in contract liabilities was offset by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of December 31, 2023.

As of December 31, 2023, the Company has approximately $195.1 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 92% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Other liabilities

Other Liabilities at December 31, 2023 was approximately $25.5 million, which included contingent consideration of $22.4 million. Additionally, at December 31, 2023 and 2022, other liabilities included medical and dental benefits for former executives of $1.9 million and $2.0 million, respectively; and asset retirement obligations of $0.9 million and $0.7 million, respectively.

Note 10 — Commitments and Contingencies

Warranty

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2023	2022	2021

	(in thousands)
Balance - beginning of the year	$8,601	$7,878	$5,058
Warranties issued	6,479	8,304	7,102
Addition from Epiluvac acquisition	49	—	—
Consumption of reserves	(7,029)	(7,527)	(5,784)
Changes in estimate	764	(54)	1,502
Balance - end of the year	$8,864	$8,601	$7,878

Minimum Lease Commitments

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2023 was 11 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides the maturities of lease liabilities at December 31, 2023:

Operating
Leases
(in thousands)
Payments due by period:
2024	$3,692
2025	4,130
2026	4,087
2027	3,639
2028	3,422
Thereafter	30,824
Total future minimum lease payments	49,794
Less: Imputed interest	(14,240)
Total	$35,554

Reported as of December 31, 2023
Accrued expenses and other current liabilities	$4,025
Long-term operating lease liabilities	31,529
Total	$35,554

Operating lease cost for the years ended December 31, 2023, 2022, and 2021 was $5.0 million, $7.4 million, and $6.6 million, respectively. Variable lease expense, which includes costs not included in the operating lease costs, for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $2.0 million, and $1.7 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Lease expense, which includes operating lease costs and variable lease costs, was $6.1 million, $9.4 million, and $8.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance. Operating cash outflows from operating leases for the year ended December 31, 2023, 2022, and 2021 were $5.8 million, $7.5 million, and $6.6 million (excluding landlord reimbursements for leasehold improvements of $6.1 million in 2021 included within “Other, net” in the Consolidated Statements of Cash Flows), respectively.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 65% and 63% of net accounts receivable at December 31, 2023 and 2022, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales
	December 31,		For the Year Ended December 31,
Customer	2023	2022	2023	2022	2021
Customer A	*	*	10%	*	*
Customer B	10%	*	*	*	10%
Customer C	11%	*	*	*	*
Customer D	*	10%	*	*	*
Customer E	*	*	*	*	15%
*	Less than 10% of aggregate accounts receivable or net sales

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

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold $32.7 million of receivables during the year ended December 31, 2023, of which $19.9 million remained outstanding as of December 31, 2023 as defined in the receivable purchase agreement, and $10.1 million was available under the agreement for additional sales of receivables. The Company sold $13.2 million of receivables during the year ended December 31, 2022. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

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

The Company had deposits with its suppliers of $19.4 million and $9.4 million at December 31, 2023 and 2022, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $200.4 million at December 31, 2023, the majority of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products, as well as equipment and project materials used to support research and development activities, and are partially offset by existing deposits with suppliers.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2023, outstanding bank guarantees and letters of credit totaled $19.6 million and unused bank guarantees and letters of credit of $13.0 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $106.0 million in aggregate principal amount of its outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2025 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million for the year ended December 31, 2023, which is included in “Other income (expense), net” in the Consolidated Statements of Operations.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes, with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $80.6 million for the year ended December 31, 2023, which is included in “Other income (expense), net” in the Consolidated Statements of Operations.

2029 Notes

On May 19, 2023, the Company completed a private offering of $230.0 million of 2.875% convertible senior notes due 2029 (the “2029 Notes”). The Company received net proceeds of approximately $223.2 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $198.8 million of net proceeds from the offering to fund the cash portion of the 2025 Notes and 2027 Notes extinguishments described above and retained the remainder for general corporate purposes. The 2029 Notes bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2023. The 2029 Notes mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The Company will settle any conversions of the 2029 Notes by paying cash up to the aggregate principal amount of the 2029 Notes to be converted, and paying or delivering either cash, shares of the Company’s stock, or a combination of cash and shares of common stock at the Company’s election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted.

The 2025 Notes, 2027 Notes, and 2029 Notes (collectively, the “Notes”) are unsecured obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024 with respect to the 2025 Notes, October 1, 2026 with respect to the 2027 Notes, and February 1, 2029, with respect to the 2029 Notes, only under the following circumstances:

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

For the calendar quarter ended December 31, 2023, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders until March 31, 2024.

Holders may convert their notes at any time, regardless of the foregoing circumstances, on or after October 15, 2024 with respect to the 2025 Notes, October 1, 2026 with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date.

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

Accounting for the Notes prior to the adoption of ASU 2020-06

With respect to the 2023 Notes, 2025 Notes, and 2027 Notes, upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion options, prior to the adoption of ASU 2020-06, the Company segregated the liability component of the instruments from the equity components. The liability components were measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Notes. The calculation of the fair value of the debt components required the use of Level 3 inputs, including utilization of convertible investors’ credit assumptions and high yield bond indices. Fair value was estimated through discounting future interest and principal payments, an income approach, due under the Notes at a discount rate equal to the estimated borrowing rate for similar non-convertible debt, or 7.0%, 8.0%, and 9.1% with respect to the 2023 Notes, 2025 Notes, and 2027 Notes, respectively. The excess of the aggregate face values of the Notes over the estimated fair values of the liability components of $72.5 million, $21.0 million, and $34.2 million with respect to the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, were recognized as debt discounts and recorded as

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

an increase to additional paid-in capital and were to be amortized over the expected lives of the Notes using the effective interest rate method. Amortization of the debt discounts were recognized as non-cash interest expense.

The transaction costs of $9.2 million, $1.9 million, and $3.1 million incurred in connection with the issuance of the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component were being amortized using the effective interest rate method and recognized as non-cash interest expense over the expected terms of the Notes. Transaction costs allocated to the equity component of $1.9 million, $0.3 million, and $0.8 million, for the 2023 Notes, 2025 Notes, and 2027 Notes, respectively, reduced the value of the equity components recognized in stockholders' equity.

The carrying values of the Notes are as follows:

	December 31, 2023			December 31, 2022
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized debt discount/ transaction costs	Net carrying value

	(in thousands)
2023 Notes	$—	$—	$—	$20,173	$(4)	$20,169
2025 Notes	26,500	(102)	26,398	132,500	(990)	131,510
2027 Notes	25,000	(313)	24,687	125,000	(2,019)	122,981
2029 Notes	230,000	(6,144)	223,856	—	—	—
Net carrying value	$281,500	$(6,559)	$274,941	$277,673	$(3,013)	$274,660

Total interest expense related to the Notes is as follows:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$23	$545	$3,138
Coupon interest expense - 2025 Notes	2,360	4,637	4,637
Coupon interest expense - 2027 Notes	2,385	4,688	4,688
Coupon interest expense - 2029 Notes	4,078	—	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	4	97	4,932
Amortization of debt discount/transaction costs- 2025 Notes	240	457	4,795
Amortization of debt discount/transaction costs- 2027 Notes	220	408	4,092
Amortization of debt discount/transaction costs- 2029 Notes	654	—	—
Total Interest Expense	$9,964	$10,832	$26,282

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had estimated fair values at December 31, 2023 of $36.5 million, $57.6 million, and $298.0 million, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Loan and Security Agreement contains financial maintenance covenants that require the Borrower to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00, a Total Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 4.50 to 1.00, and a Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.50 to 1.00, in each case, tested at the end of each fiscal quarter commencing with the fiscal quarter ending March 31, 2023. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.

No amounts were outstanding under the Credit Facility as of December 31, 2023 or December 31, 2022.

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2020	$1,866	$(20)	$1,846
Other comprehensive income (loss)	(52)	(311)	(363)
Balance - December 31, 2021	1,814	(331)	1,483
Other comprehensive income (loss)	(41)	(514)	(555)
Balance - December 31, 2022	$1,773	$(845)	$928
Other comprehensive income (loss)	(12)	691	679
Balance - December 31, 2023	$1,761	$(154)	$1,607

The Company did not allocate additional tax expense (benefit) to other comprehensive income (loss) for the years ended December 31, 2021, as the Company was in a full valuation allowance position such that a deferred tax asset related to amounts recognized in other comprehensive income was not regarded as realizable on a more-likely-than-not basis. The Company allocated an immaterial amount of additional tax benefit to other comprehensive income (loss) for the year ended December 31, 2022, as the Company is no longer in a full valuation allowance position. The Company allocated an immaterial amount of additional tax expense to other comprehensive income (loss) for the year ended December 31, 2023.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2023, no preferred shares have been issued.

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

The Company is authorized to issue up to 17.8 million shares under the 2019 Plan. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2019 Plan. At December 31, 2023, there is an immaterial amount of option shares and 1.7 million RSUs and PSUs outstanding under the 2019 Plan.

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

Shares Reserved for Future Issuance

At December 31, 2023, the Company has 4.5 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2019 Plan. At December 31, 2023, the Company has 0.4 million shares reserved to cover future issuances under the ESPP Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Cost of sales	$4,913	$4,551	$2,373
Research and development	8,994	6,682	3,850
Selling, general, and administrative	14,651	11,761	9,026
Total	$28,558	$22,994	$15,249

The Company did not realize any tax benefits associated with share-based compensation for the year ended December 31, 2021 due to the full valuation allowance on its U.S. deferred tax assets. See Note 15, “Income Taxes” for additional information. The Company recognized a tax benefit of approximately $3.9 million and $4.5 million associated with share-based compensation for the years ended December 31, 2023 and 2022, respectively. The Company capitalized an immaterial amount of share-based compensation into inventory for the years ended December 31, 2023, 2022, and 2021.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Unrecognized share-based compensation costs at December 31, 2023 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized

	(in thousands)	(in years)
Restricted stock units	$19,428	2.1
Restricted stock awards	9,967	1.2
Performance share units	7,875	1.8
Total unrecognized share-based compensation cost	$37,270	1.8

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. The following table summarizes the equity activity related to stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2020	730	$35.26
Exercised	(2)	23.36
Expired	(285)	40.16
Balance - December 31, 2021	443	32.15
Expired	(266)	32.95
Balance - December 31, 2022	177	30.94
Exercised	(2)	30.47
Expired	(165)	30.53
Balance - December 31, 2023	10	$37.42

At December 31, 2023, stock option shares outstanding had a weighted average remaining contractual life of 0.5 years.

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash received from options exercised	$56	$—	$37
Intrinsic value of options exercised	$56	$—	$6

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the equity activity of non-vested restricted shares and performance shares:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2020	2,040	$12.73
Granted	1,031	24.26
Performance award adjustments	159	18.38
Vested	(1,014)	15.50
Forfeited	(133)	15.08
Balance - December 31, 2021	2,083	17.33
Granted	1,253	29.12
Performance award adjustments	85	14.03
Vested	(844)	15.00
Forfeited	(81)	20.18
Balance - December 31, 2022	2,496	23.83
Granted	1,282	23.83
Performance award adjustments	183	10.59
Vested	(1,364)	17.47
Forfeited	(133)	29.29
Balance - December 31, 2023	2,464	$26.19

The total fair value of shares that vested during the years ended December 31, 2023, 2022, and 2021 was $30.3 million, $22.1 million, and $22.8 million, respectively. For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance or market conditions. Each performance award is included in the table above at the grant date target share amount until the end of the performance period if not previously forfeited.

The fair value of performance awards with market conditions is estimated on the date of grant using a Monte Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards. The weighted average fair value and the assumptions used in calculating such values during fiscal years 2023, 2022, and 2021 for performance awards with market conditions were based on estimates at the date of grant as follows:

	Year ended December 31,
	2023	2022	2021
Weighted average fair value	$32.25	$45.28	$27.81
Dividend yield	0%	0%	0%
Expected volatility factor(1)	54%	58%	63%
Risk-free interest rate(2)	3.84%	2.13%	0.34%
Expected life (in years)(3)	3.0	3.0	3.0
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the awards will be outstanding prior to exercise.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan

For the years ended December 31, 2023, 2022, and 2021 the Company received cash proceeds of $4.6 million, $3.7 million, and $3.4 million, and issued shares of 258,153, 208,140, and 196,024, respectively, under the ESPP Plan. The weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal years 2023, 2022, and 2021 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2023	2022	2021
Weighted average fair value	$5.77	$6.00	$5.90
Dividend yield	0%	0%	0%
Expected volatility factor(1)	42%	43%	52%
Risk-free interest rate(2)	5.03%	1.73%	0.07%
Expected life (in years)(3)	0.5	0.5	0.5
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the purchase rights will be outstanding prior to exercise.

Note 14 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to three percent of the employee’s eligible compensation, as limited by current Internal Revenue Code regulations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company provided employer contributions associated with this plan of approximately $3.4 million, $3.0 million, and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 15 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Domestic	$(33,383)	$47,368	$23,561
Foreign	5,045	3,617	2,119
Total	$(28,338)	$50,985	$25,680

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$3,299	$—	$—
Foreign	1,136	1,506	183
State and local	(194)	577	110
Total current expense (benefit) for income taxes	4,241	2,083	293
Deferred:
Federal	(3,026)	(96,811)	119
Foreign	512	(484)	(507)
State and local	303	(20,745)	(263)
Total deferred expense (benefit) for income taxes	(2,211)	(118,040)	(651)
Total expense (benefit) for income taxes	$2,030	$(115,957)	$(358)

The income tax expense (benefit) was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$(5,951)	$10,706	$5,393
State taxes, net of U.S. federal impact	1,073	1,101	(607)
Effect of international operations	(7,668)	(11,149)	609
Research and development tax credit	(7,287)	(6,470)	(3,964)
Net change in valuation allowance	662	(104,972)	(2,389)
Change in accrual for unrecognized tax benefits	(369)	3,349	398
Share-based compensation	2,084	606	1,208
Extinguishment of debt	19,289	—	(1,090)
Adoption of new accounting standard	—	(9,295)	—
Other	197	167	84
Total expense (benefit) for income taxes	$2,030	$(115,957)	$(358)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Inventory valuation	$12,682	$11,931
Net operating losses	5,841	5,647
Credit carry forwards	49,086	59,988
Warranty and installation accruals	1,766	1,862
Share-based compensation	4,637	5,267
Contract liabilities	19,785	24,504
Operating leases	8,034	8,349
Research and experimental ("R&E") capitalization	34,504	19,071
Other	4,885	6,553
Total deferred tax assets	141,220	143,172
Valuation allowance	(11,745)	(11,083)
Net deferred tax assets	129,475	132,089

Deferred tax liabilities:
Purchased intangible assets	14,166	8,724
Convertible Senior Notes	—	(39)
Operating leases	5,548	5,994
Depreciation	(1,588)	2,346
Total deferred tax liabilities	18,126	17,025
Net deferred taxes	$111,349	$115,064

The Company does not permanently reinvest its earnings from certain foreign jurisdictions and has accrued for foreign tax withholdings of $1.0 million on its unremitted earnings as of December 31, 2023.

During the year ended December 31, 2023, income tax expense of $2.0 million was primarily comprised of 1) a $16.2 million income tax expense on pre-tax income from operations; 2) a $2.0 million income tax expense for share based compensation, partially offset by 3) a $7.5 million tax benefit related to Foreign-Derived Intangible Income; 4) a $7.7 million tax benefit associated with research and development tax credits; and 5) a $1.0 million tax benefit associated with the loss on extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249).

At December 31, 2023, the Company had U.S. federal research and development credits of $34.9 million that will expire between 2030 and 2043. Additionally, the Company has state and local NOL carryforwards of approximately $56.8 million (a net deferred tax asset of $4.0 million, net of federal tax benefits and before the valuation allowance) that will expire between 2024 and 2042. Finally, the Company has state credits of $33.6 million, some of which are indefinite and others that will expire between 2024 and 2038.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$16,110	$12,761	$12,363
Additions for tax positions related to current year	2,596	4,180	2,642
Additions for tax positions related to prior years	83	—	50
Reductions for tax positions related to prior years	(3,048)	(731)	(1,196)
Settlements	—	(100)	(1,098)
Balance at end of year	$15,741	$16,110	$12,761

If the amount of unrecognized tax benefits at December 31, 2023 were recognized, the Company’s income tax provision would decrease by $13.9 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.6 million and $0.5 million at December 31, 2023 and 2022, respectively.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. All material consolidated federal income tax matters have been concluded for years through 2017 subject to subsequent utilization of NOLs generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2015. The Company’s major foreign jurisdictions’ statutes of limitation remain open with respect to the tax years 2016 through 2022 for Germany, 2017 through 2022 for China, 2022 for Taiwan, and 2020 through 2022 for Singapore. The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months subject to the completion of the ongoing tax audits and any resultant settlement.

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

Sales by end-market is as follows:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Sales by end-market
Semiconductor	$412,724	$369,369	$247,051
Compound Semiconductor	87,258	121,194	106,972
Data Storage	88,473	87,544	168,760
Scientific & Other	77,980	68,030	60,494
Total	$666,435	$646,137	$583,277

The Company’s significant operations outside the United States include sales and service offices in China, Europe, and Rest of APAC. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2023	2022	2021	2023	2022	2021

	(in thousands)
United States	$162,790	$197,433	$217,209	$117,594	$106,550	$99,220
EMEA(1)	76,697	87,837	55,129	219	60	94
China	217,942	123,703	105,998	182	70	67
Rest of APAC	208,693	235,735	204,633	464	601	362
Rest of World	313	1,429	308	—	—	—
Total	$666,435	$646,137	$583,277	$118,459	$107,281	$99,743
(1)	EMEA consists of Europe, the Middle East, and Africa

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Year ended December 31, 2023
Allowance for doubtful accounts	$736	$316	$—	$(66)	$986
Valuation allowance in net deferred tax assets	11,083	662	—	—	11,745
	$11,819	$978	$—	$(66)	$12,731

Year ended December 31, 2022
Allowance for doubtful accounts	$736	$—	$—	$—	$736
Valuation allowance in net deferred tax assets	116,054	(104,971)	—		11,083
	$116,790	$(104,971)	$—	$—	$11,819

Year ended December 31, 2021
Allowance for doubtful accounts	$736	$—	$—	$—	$736
Valuation allowance in net deferred tax assets	118,443	—	—	(2,389)	116,054
	$119,179	$—	$—	$(2,389)	$116,790

S-1