Form 10-Q
period 2024-03-31
VEECO INSTRUMENTS INC
filed 2024-05-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 56,637,662 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

The risks and uncertainties of Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise) include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2023 Form 10-K, and the following:

Risks Related to Our Business and Industry

●	Unfavorable market conditions have adversely affected, and may continue to adversely affect, our operating results;

●	We face significant competition;

●	We operate in industries characterized by rapid technological change;

●	Certain of our sales are dependent on the demand for consumer electronic products and automobiles, which can experience significant volatility;

●	We have a concentrated customer base, located primarily in a limited number of regions, which operates in highly concentrated industries;

●	The cyclicality of the industries we serve directly affects our business;

●	Our failure to estimate customer demand accurately could result in inventory obsolescence, liabilities to our suppliers for products no longer needed, and manufacturing interruptions or delays which could affect our ability to meet customer demand;

●	We rely on a limited number of suppliers, some of whom are our sole source for particular components;

●	Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations;

●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly;

●	Our sales cycle is long and unpredictable;

●	Our backlog is subject to customer cancellation or modification which could result in decreased sales, increased inventory obsolescence, and liabilities to our suppliers for products no longer needed;

●	We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures;

Risks Associated with Operating a Global Business

●	We are exposed to risks of operating businesses outside the United States;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial conditions;

●	We may be unable to obtain required export licenses for the sale of our products;

●	We are exposed to various risks associated with global regulatory requirements;

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us;

●	We may be unable to effectively enforce and protect our intellectual property rights;

●	We may be subject to claims of intellectual property infringement by others;

Financial, Accounting, and Capital Markets Risks

●	Our operating results may be adversely affected by tightening credit markets;

●	We are subject to foreign currency exchange risks;

●	We may be required to take impairment charges on assets;

●	Changes in accounting pronouncements or taxation rules, practices, or rates may adversely affect our financial results;

●	Our current debt facilities contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change;

●	Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize our research and development credits carryforwards in the future;

●	The capped call transactions may affect the value of the 2027 Notes and our common stock;

General Risk Factors

●	The price of our common shares is volatile and could decrease;

●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business;

●	We are subject to risks of non-compliance with environmental, health, and safety regulations;

●	We are exposed to risks associated with the increased attention by our stakeholders to environmental, social and governance (“ESG”) matters; and

●	We have adopted certain measures that may have anti-takeover effects, which may make an acquisition of our Company by another company more difficult.

Consequently, such forward looking statements and estimates should be regarded solely as the current plans and beliefs of Veeco. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$173,998	$158,781
Restricted cash	326	339
Short-term investments	122,886	146,664
Accounts receivable, net	106,532	103,018
Contract assets	34,336	24,370
Inventories	243,266	237,635
Prepaid expenses and other current assets	34,550	35,471
Total current assets	715,894	706,278
Property, plant, and equipment, net	115,297	118,459
Operating lease right-of-use assets	23,685	24,377
Intangible assets, net	42,054	43,945
Goodwill	214,964	214,964
Deferred income taxes	118,724	117,901
Other assets	3,075	3,117
Total assets	$1,233,693	$1,229,041

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,011	$42,383
Accrued expenses and other current liabilities	59,259	57,624
Contract liabilities	93,812	118,026
Income taxes payable	852	—
Current portion of long-term debt	26,425	—
Total current liabilities	234,359	218,033
Deferred income taxes	6,496	6,552
Long-term debt	248,811	274,941
Long-term operating lease liabilities	30,949	31,529
Other liabilities	25,168	25,544
Total liabilities	545,783	556,599
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,637,473 shares issued and outstanding at March 31, 2024 and 56,364,131 shares issued and outstanding at December 31, 2023	566	564
Additional paid-in capital	1,196,180	1,202,440
Accumulated deficit	(510,315)	(532,169)
Accumulated other comprehensive income	1,479	1,607
Total stockholders' equity	687,910	672,442
Total liabilities and stockholders' equity	$1,233,693	$1,229,041

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
Net sales	$174,484	$153,504
Cost of sales	99,065	91,487
Gross profit	75,419	62,017
Operating expenses, net:
Research and development	29,642	27,562
Selling, general, and administrative	24,700	22,627
Amortization of intangible assets	1,891	2,111
Other operating expense (income), net	(2,859)	(89)
Total operating expenses, net	53,374	52,211
Operating income	22,045	9,806
Interest income	3,324	2,073
Interest expense	(2,619)	(2,875)
Income before income taxes	22,750	9,004
Income tax expense	896	263
Net income	$21,854	$8,741

Income per common share:
Basic	$0.39	$0.17
Diluted	$0.37	$0.17

Weighted average number of shares:
Basic	55,968	50,559
Diluted	60,764	59,856

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Net income	$21,854	$8,741
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(95)	470
Change in currency translation adjustments	(33)	6
Total other comprehensive income (loss), net of tax	(128)	476

Total comprehensive income	$21,726	$9,217

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$21,854	$8,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,405	6,276
Non-cash interest expense	296	226
Deferred income taxes	(842)	191
Share-based compensation expense	8,082	7,027
Change in contingent consideration	(625)	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(13,480)	3,157
Inventories	(4,838)	(25,763)
Prepaid expenses and other current assets	395	(4,783)
Accounts payable and accrued expenses	17,621	13,431
Contract liabilities	(24,215)	5,534
Income taxes receivable and payable, net	853	94
Other, net	(2,145)	(213)
Net cash provided by (used in) operating activities	9,361	13,918

Cash Flows from Investing Activities
Capital expenditures	(5,990)	(6,946)
Acquisition of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of investments	53,473	40,049
Payments for purchases of investments	(28,791)	(3,492)
Proceeds from sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	20,725	(762)

Cash Flows from Financing Activities
Restricted stock tax withholdings	(14,340)	(8,509)
Contingent consideration payment	(1,818)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,318	1,241
Extinguishment of Convertible Notes	—	(20,173)
Net cash provided by (used in) financing activities	(14,840)	(27,441)
Effect of exchange rate changes on cash and cash equivalents	(42)	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,204	(14,275)
Cash, cash equivalents, and restricted cash - beginning of period	159,120	155,472
Cash, cash equivalents, and restricted cash - end of period	$174,324	$141,197

Supplemental Disclosure of Cash Flow Information
Interest paid	$619	$2,744
Income taxes paid, net of refunds received	992	386
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	599	5,052
Net transfer of inventory to property, plant and equipment	—	4,304
Right-of-use assets obtained in exchange for lease obligations	—	630

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2024 interim quarters end on March 31, June 30, and September 29, and the 2023 interim quarters ended on April 2, July 2, and October 1. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

The Company may receive advanced payments on system transactions. The timing of the transfer of goods or services related to the advanced payments is either at the discretion of the customer or generally expected to be within one year from the advanced receipt. As such, the Company does not adjust transaction prices for the time value of money. Incremental direct costs incurred related to the acquisition of a customer contract, such as sales commissions, are expensed as incurred since the expected amortization period is one year or less.

The Company has elected to treat shipping and handling costs as a fulfillment activity, and the Company includes such costs in cost of sales when the Company recognizes revenue for the related goods. Taxes assessed by governmental authorities that are collected by the Company from a customer are excluded from revenue.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company assesses the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; and finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in cost of sales in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition.

Recent Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This standard primarily enhances disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit and loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

segment measures of profit or loss and contains other disclosure requirements. This authoritative guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of this new guidance on its consolidated financial statements.

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

The computations of basic and diluted income per share for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income	$21,854	$8,741
Interest expense associated with convertible notes	514	1,277
Net income available to common shareholders	$22,368	$10,018

Denominator:
Basic weighted average shares outstanding	55,968	50,559
Effect of potentially dilutive share-based awards	939	355
Dilutive effect of convertible notes	3,857	8,942
Diluted weighted average shares outstanding	60,764	59,856

Net income per common share:
Basic	$0.39	$0.17
Diluted	$0.37	$0.17

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	213	1,140
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	—	5,603

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 3 — Business Combination

Epiluvac

On January 31, 2023, the Company acquired Epiluvac AB, a privately held manufacturer of chemical vapor deposition (CVD) epitaxy systems that enable silicon carbide (SiC) applications in the electric vehicle market. This acquisition is expected to accelerate penetration into the emerging, high-growth SiC equipment market. The results of Epiluvac’s operations have been included in the consolidated financial statements since the date of acquisition. Acquisition date fair value totaled $56.4 million, which included $30.4 million of cash and $26.1 million of contingent consideration.

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

The Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. The discount rate used was 5.6% for the strategic target and order value related contingent payments. During the three months ended March 31, 2024, the Company recognized approximately $0.6 million of a reduction to contingent consideration, included within “Other operating expense (income) net” in the Consolidated Statement of Operations. Additionally, during the three months ended March 31, 2024, the Company paid $1.8 million to the original selling shareholders in recognition of a performance milestone having been successfully completed. Total contingent consideration liability as of March 31, 2024 was $21.8 million included within “Other liabilities” on the Consolidated Balance Sheet.

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$84,211	$—	$—	$84,211
Corporate debt	—	2,655	—	2,655
U.S. treasuries	9,999	—	—	9,999
Money market cash	21,363	—	—	21,363
Total	$115,573	$2,655	$—	$118,228
Short-term investments
U.S. treasuries	$46,464	$—	$—	$46,464
Government agency securities	—	25,425	—	25,425
Corporate debt	—	50,997	—	50,997
Total	$46,464	$76,422	$—	$122,886

December 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,262	$—	$—	$74,262
Corporate debt	—	1,988	—	1,988
Money market cash	21,587	—	—	21,587
Total	$95,849	$1,988	$—	$97,837
Short-term investments
U.S. treasuries	$59,493	$—	$—	$59,493
Government agency securities	—	41,818	—	41,818
Corporate debt	—	35,409	—	35,409
Commercial paper	—	9,944	—	9,944
Total	$59,493	$87,171	$—	$146,664

There were no transfers between fair value measurement levels during the three months ended March 31, 2024.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2024 and December 31, 2023, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2024
U.S. treasuries	$46,565	$—	$(101)	$46,464
Government agency securities	25,455	—	(30)	25,425
Corporate debt	51,098	—	(101)	50,997
Total	$123,118	$—	$(232)	$122,886

December 31, 2023
U.S. treasuries	$59,541	$3	$(51)	$59,493
Government agency securities	41,843	6	(31)	41,818
Corporate debt	35,447	9	(47)	35,409
Commercial paper	9,944	—	—	9,944
Total	$146,775	$18	$(129)	$146,664

Available-for-sale securities in a loss position at March 31, 2024 and December 31, 2023 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
March 31, 2024
U.S. treasuries	$46,464	$(101)	$—	$—
Government agency securities	25,425	(30)	—	—
Corporate debt	45,471	(98)	1,495	(3)
Total	$117,360	$(229)	$1,495	$(3)

December 31, 2023
U.S. treasuries	$43,118	$(50)	$—	$—
Government agency securities	34,885	(31)	—	—
Corporate debt	23,262	(33)	2,618	(15)
Total	$101,265	$(114)	$2,618	$(15)

The contractual maturities of securities classified as available-for-sale at March 31, 2024 were as follows:

	March 31, 2024
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$112,231	$112,050
Due after one year through two years	10,887	10,836
Total	$123,118	$122,886

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the three months ended March 31, 2024 and 2023.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at March 31, 2024 and December 31, 2023. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Materials	$144,793	$139,884
Work-in-process	75,344	71,278
Finished goods	3,670	6,183
Evaluation inventory	19,459	20,290
Total	$243,266	$237,635

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $17.0 million and $19.4 million at March 31, 2024 and December 31, 2023, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,292	61,679
Machinery and equipment (1)	182,811	181,180
Leasehold improvements	53,009	52,913
Gross property, plant, and equipment	302,173	300,833
Less: accumulated depreciation and amortization	186,876	182,374
Net property, plant, and equipment	$115,297	$118,459
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2024 and 2023, depreciation expense was $4.5 million and $4.2 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2024.

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

The components of purchased intangible assets were as follows:

	March 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$322,997	$32,931	$355,928	$321,923	$34,005
Customer relationships	146,925	138,154	8,771	146,925	137,649	9,276
Trademarks and tradenames	30,910	30,571	339	30,910	30,269	641
Other	3,746	3,733	13	3,746	3,723	23
Total	$537,509	$495,455	$42,054	$537,509	$493,564	$43,945

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2024 and December 31, 2023 consist of:

	March 31,	December 31,
	2024	2023

	(in thousands)
Payroll and related benefits	$35,059	$28,321
Warranty	8,667	8,864
Operating lease liabilities	3,955	4,025
Interest	2,804	1,149
Professional fees	2,237	1,834
Sales, use, and other taxes	3,217	1,825
Contingent consideration	—	1,814
Other	3,320	9,792
Total	$59,259	$57,624

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2024 include:

(in thousands)
Balance - December 31, 2023	$8,864
Warranties issued	1,545
Consumption of reserves	(1,542)
Changes in estimate	(200)
Balance - March 31, 2024	$8,667

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2023 was approximately $118.0 million, of which the Company recognized approximately $35.6 million in revenue during the three months ended March 31, 2024.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of March 31, 2024.

As of March 31, 2024, the Company has approximately $139.8 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 82% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Convertible Senior Notes

2023 Notes

On January 10, 2017, the Company issued $345.0 million of 2.70% convertible senior unsecured notes due 2023 (the “2023 Notes”). The 2023 Notes had a maturity date of January 15, 2023, unless earlier purchased by the Company, redeemed, or converted. The Company repurchased and retired approximately $111.5 million and $213.3 million of aggregate principal amount of its outstanding 2023 Notes during the years ended December 31, 2021 and December 31, 2020, respectively.

The 2023 notes that remained outstanding matured on January 15, 2023 and were paid in cash and settled by the Company at that time.

2025 Notes

On November 17, 2020, as part of the privately negotiated exchange agreement, the Company issued $132.5 million of 3.50% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2025 Notes mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted.

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

$106.0 million in aggregate principal amount of its outstanding 2025 Notes, with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2025 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $16.5 million for the year ended December 31, 2023.

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

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes, with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of the Company’s common stock. The Company accounted for the partial settlement of the 2027 Notes as an extinguishment, and as such, recorded a loss on extinguishment of approximately $80.6 million for the year ended December 31, 2023.

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

The Company may redeem for cash, at its option, all or any portion of (i) the outstanding 2025 Notes at any time on or after January 15, 2023, (ii) the outstanding 2027 Notes at any time on or after June 6, 2024 and/or (iii) the outstanding 2029 Notes at any time on or after June 8, 2026, in each case, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their Notes based on the conversion rates and criteria outlined below.

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

Holders may convert all or any portion of their Notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 15, 2024, with respect to the 2025 Notes, October 1, 2026, with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, only under the following circumstances:

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

For the calendar quarter ended March 31, 2024, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2025 Notes and 2027 Notes, and as such are convertible by the holders until June 30, 2024.

Holders may convert their Notes at any time, regardless of the foregoing circumstances, on October 15, 2024 with respect to the 2025 Notes, October 1, 2026 with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date.

The Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. Transaction costs of $1.9 million, $3.1 million, and $6.8 million incurred in connection with the issuance of the 2025 Notes, 2027 Notes, and 2029 Notes, respectively, were recorded as direct deductions from the related debt liabilities and recognized as non-cash interest expense using the effective interest method over the expected terms of the Notes.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	March 31, 2024			December 31, 2023
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$26,500	$(75)	$26,425	$26,500	$(102)	$26,398
2027 Notes	25,000	(293)	24,707	25,000	(313)	24,687
2029 Notes	230,000	(5,896)	224,104	230,000	(6,144)	223,856
Net carrying value	$281,500	$(6,264)	$275,236	$281,500	$(6,559)	$274,941

Total interest expense related to the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$23
Coupon interest expense - 2025 Notes	232	1,159
Coupon interest expense - 2027 Notes	234	1,172
Coupon interest expense - 2029 Notes	1,653	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	4
Amortization of debt discount/transaction costs- 2025 Notes	28	117
Amortization of debt discount/transaction costs- 2027 Notes	20	105
Amortization of debt discount/transaction costs- 2029 Notes	248	—
Total Interest Expense	$2,415	$2,580

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2024 of $36.8 million, $62.1 million, and $342.5 million, respectively.

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

No amounts were outstanding under the Credit Facility as of March 31, 2024 or December 31, 2023.

Other Liabilities

Other liabilities at March 31, 2024 and December 31, 2023 were approximately $25.2 million and $25.5 million, respectively; which primarily included contingent consideration of $21.8 million and $22.4 million, respectively; medical and dental benefits from former executives of $1.9 million; and asset retirement obligations of $0.9 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2024 was 11 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at March 31, 2024:

Operating
Leases
(in thousands)
Payments due by period:
2024	$2,557
2025	4,138
2026	4,097
2027	3,640
2028	3,422
Thereafter	30,824
Total future minimum lease payments	48,678
Less: Imputed interest	(13,774)
Total	$34,904

Reported as of March 31, 2024
Accrued expenses and other current liabilities	$3,955
Long-term operating lease liabilities	30,949
Total	$34,904

Operating lease costs for the three months ended March 31, 2024 and 2023 were $1.2 million and $1.4 million, respectively. Variable lease costs for the three months ended March 31, 2024 and 2023 were $0.4 million and $0.3 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Operating cash outflows from operating leases for the three months ended March 31, 2024 and 2023 were $1.6 million and $1.4 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company did not sell any receivables during the three months ended March 31, 2024, and $18.9 million was available under the agreement for additional sales of receivables as of March 31, 2024. The Company sold $8.3 million of receivables under this agreement for the three months ended March 31, 2023. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Purchase Commitments

Veeco has purchase commitments of $200.8 million at March 31, 2024, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2024, outstanding bank guarantees and standby letters of credit totaled $23.7 million, and unused bank guarantees and letters of credit of $17.0 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2023	$1,761	$(154)	$1,607
Other comprehensive income (loss)	(33)	(95)	(128)
Balance - March 31, 2024	$1,728	$(249)	$1,479

There were minimal reclassifications from AOCI into net income for the three months ended March 31, 2024 and 2023.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023

	(in thousands)
Cost of sales	$1,730	$1,451
Research and development	2,318	2,089
Selling, general, and administrative	4,034	3,487
Total	$8,082	$7,027

For the three months ended March 31, 2024, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2023	2,464	$26.19
Granted	1,019	37.72
Performance award adjustments	200	27.81
Vested	(1,040)	25.93
Forfeited	(13)	23.06
Balance - March 31, 2024	2,630	$31.13

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

Income before income taxes and income tax expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023

	(in thousands, except percentages)
Income before income taxes	$22,750	$9,004
Income tax expense	$896	$263
Effective tax rate	3.94%	2.93%

The Company’s income tax expense for the three months ended March 31, 2024 was $0.9 million, compared to $0.3 million for the comparable prior period. For the three months ended March 31, 2024 and March 31, 2023, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

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

Sales by end-market and geographic region for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Sales by end-market
Semiconductor	$120,384	$93,107
Compound Semiconductor	21,002	21,159
Data Storage	18,017	21,514
Scientific & Other	15,081	17,724
Total	$174,484	$153,504
Sales by geographic region
United States	$27,868	$31,011
EMEA(1)	8,488	22,947
China	64,308	60,747
Rest of APAC	73,220	38,744
Rest of World	600	54
Total	$174,484	$153,504
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

Business Update

The Semiconductor industry has been historically cyclical based on fluctuations in global chip production capacity and demand. Semiconductor industry sales declined in 2023 to approximately $550 billion dollars after several years of growth following the pandemic. Looking ahead, industry analysts are forecasting long-term growth of the Semiconductor industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the transformation of the automotive industry, as well as government programs globally to accelerate strategic investment in next-generation technologies.

Growth in the Semiconductor industry, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in Wafer Fab Equipment (“WFE”) spending. In an effort to improve chip performance and reduce costs, today’s most advanced Semiconductor manufacturers are shrinking device geometries and investing in more complex technologies, including 3D devices, Gate-All-Around architectures, as well as backside power delivery. As a result, growth of the WFE market is expected to keep pace with growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Our strategy of investing in advanced logic and memory has enabled our Semiconductor business to outperform WFE growth for 3 consecutive years. Veeco technologies are at the forefront of new technological innovations in the Semiconductor industry, including manufacturing of higher performance AI chips, and we continue to invest in new technologies to expand our Served Available Market (“SAM”) to a broad range of new applications.

Semiconductor revenue increased by 29% in first quarter 2024 from the comparable year period, comprising 69% of total revenue. This increase was led by strong demand for our Laser Annealing systems. Our laser annealing solutions continue to gain share in advanced node logic, highlighted by recent wins at both new and existing customers. In 2023, we won business with a new Tier 1 logic customer for advanced anneal applications and shipped multiple systems to this customer. In first quarter 2024, we received a multi-tool laser annealing order from a leading edge logic foundry for their 2nm gate-all-around process. In the memory market, a Tier 1 memory customer placed several Laser Spike Annealing (“LSA”) orders for high volume production of High Bandwidth Memory (“HBM”) and advanced DRAM devices following a successful evaluation program, and we’ve shipped multiple systems to this customer. While our growth strategy is predominately focused on advanced node logic and memory, we continue to see strong growth for mature node applications predominantly in China driven by new greenfield fabs and capacity additions. In our continued efforts to grow our Laser Annealing business by driving product roadmap to address customer device challenges, we achieved a key milestone in fourth quarter 2023 upon shipping two next-generation annealing systems for nano second annealing applications to two Tier 1 logic customers. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM to new advanced node logic and memory applications, including 3D devices, Gate-All-Around architecture, and backside power delivery.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam mask blank deposition systems, and we’re well-positioned for adoption of next-generation High-NA lithography. We achieved another significant milestone in fourth quarter 2023 upon shipment of our first two Ion Beam Deposition “IBD300” evaluation systems to Tier 1 memory customers for front end semiconductor applications. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical, and our initial systems are being evaluated for advanced memory applications such as DRAM bitline. Additionally, our Wet Processing systems are used for Advanced Packaging applications, including 3D packaging technologies, and we continue to see strong demand for HBM. Our Advanced Packaging lithography systems are used for packaging approaches such as fan out wafer level packaging and other advanced packaging applications. Given our current backlog and visibility, we expect Semiconductor revenue to grow in 2024.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for a range of Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market increased sequentially in first quarter 2024. Looking ahead, we’re focused on several long-term growth opportunities within Power Electronics and Photonics. We expect revenue in the Compound Semiconductor market to grow in 2024. We address the Data Storage market with sales of our Ion Beam Deposition technology. Demand for our Ion Beam products is driven by cloud-based storage, and sales declined sequentially in first quarter 2024. We expect revenue in the Data Storage market to be flat to up in 2024. Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, & IBD/IBE, which support scientific, optical coating and other applications, and sales in this market declined as compared to the prior quarter. We expect revenue in the Scientific and Other market to remain flat in 2024.

Results of Operations

For the three months ended March 30, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$174,484	100%	$153,504	100%	$20,980	14%
Cost of sales	99,065	57%	91,487	60%	7,578	8%
Gross profit	75,419	43%	62,017	40%	13,402	22%
Operating expenses, net:
Research and development	29,642	17%	27,562	18%	2,080	8%
Selling, general, and administrative	24,700	14%	22,627	15%	2,073	9%
Amortization of intangible assets	1,891	1%	2,111	1%	(220)	(10)%
Other operating expense (income), net	(2,859)	-	(89)	-	(2,770)	*
Total operating expenses, net	53,374	31%	52,211	34%	1,163	2%
Operating income	22,045	13%	9,806	6%	12,239	125%
Interest income (expense), net	705	0%	(802)	(1)%	1,507	(188)%
Income before income taxes	22,750	13%	9,004	6%	13,746	153%
Income tax expense (benefit)	896	-	263	-	633	*
Net income	$21,854	13%	$8,741	6%	$13,113	150%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$120,384	69%	$93,107	60%	$27,277	29%
Compound Semiconductor	21,002	12%	21,159	14%	(157)	(1)%
Data Storage	18,017	10%	21,514	14%	(3,497)	(16)%
Scientific & Other	15,081	9%	17,724	12%	(2,643)	(15)%
Total	$174,484	100%	$153,504	100%	$20,980	14%
Sales by geographic region
United States	$27,868	16%	$31,011	20%	$(3,143)	(10)%
EMEA	8,488	5%	22,947	15%	(14,459)	(63)%
China	64,308	37%	60,747	40%	3,561	6%
Rest of APAC	73,220	42%	38,744	25%	34,476	89%
Rest of World	600	-	54	-	546	*
Total	$174,484	100%	$153,504	100%	$20,981	14%
*	Not meaningful

Sales increased for the three months ended March 31, 2024 against the comparable prior year period driven by sales in the Semiconductor market, partially offset by decreases in sales in the Data Storage, and Scientific & Other markets. By geography, sales increased in the Rest of APAC, and China regions, partially offset by decreases in the EMEA and United States regions. Sales in the Rest of APAC region for the three months ended March 31, 2024 included sales in Japan and Taiwan of $32.9 million, and $19.3 million respectively. Sales in the Rest of APAC region for the three months ended March 31, 2023 included sales in Taiwan and Thailand of $18.0 million and $8.4 million respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended March 31, 2024, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margin increased principally due to higher volume and favorable product mix of sales in the periods. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended March 31, 2024 against the comparable prior period primarily due to an increase in project materials and personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue are slightly down when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended March 31, 2024 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and profitability. However, expenses as a percentage of revenue are slightly down when compared to the comparable prior year period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets.

Interest Income (Expense)

We recorded net interest income of $0.7 million for the three months ended March 31, 2024, compared to net interest expense of $0.8 million for the comparable prior year period. The increase in net interest income of $1.5 million was primarily due to higher interest rates for the three months ended March 31, 2024, against the comparable prior year period.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our income tax expense for the three months ended March 31, 2024 was $0.9 million, compared to $0.3 million for the comparable prior period. For the three months ended March 31, 2024 and March 31, 2023, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$173,998	$158,781
Restricted cash	326	339
Short-term investments	122,886	146,664
Total	$297,210	$305,784

At March 31, 2024 and December 31, 2023, cash and cash equivalents of $52.7 million and $46.8 million, respectively, were held outside the United States. As of March 31, 2024, we had $23.4 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.1 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.8 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments in respect of operating leases.

A summary of the cash flow activity for the three months ended March 31, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income	$21,854	$8,741
Non-cash items:
Depreciation and amortization	6,405	6,276
Non-cash interest expense	296	226
Deferred income taxes	(842)	191
Share-based compensation expense	8,082	7,027
Change in contingent consideration	(625)	—
Changes in operating assets and liabilities	(25,809)	(8,543)
Net cash provided by (used in) operating activities	$9,361	$13,918

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2024 and was due to net income of $21.9 million and adjustments for non-cash items of $13.3 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $25.8 million. The changes in operating assets and liabilities were largely attributable to increases in inventories and; contract assets, and a decrease in contract liabilities; partially offset by increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Capital expenditures	$(5,990)	$(6,946)
Changes in investments, net	24,682	36,557
Acquisitions of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	$20,725	$(762)

The cash provided by investing activities during the three months ended March 31, 2024 was primarily attributable to net cash provided by net investment activity and proceeds from the sale of productive assets, partially offset by capital expenditures. The cash used in investing activities during the three months ended March 31, 2023 was primarily attributable to net cash used in the acquisition of Epiluvac, and capital expenditures, partially offset by net investment activity.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(13,022)	$(7,268)
Contingent consideration payment	(1,818)	—
Extinguishment of Convertible Notes	—	(20,173)
Net cash provided by (used in) financing activities	$(14,840)	$(27,441)

The cash used in financing activities for the three months ended March 31, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the three months ended March 31, 2023 was related to the repayment of the 2023 Notes, as well as cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by shareholders until June 30, 2024. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on these debts and the scheduled January 2025 principal payment due on the 2025 Notes. In addition, we have access to a $150.0 million revolving credit facility (including an ability to request an additional $75.0 million, for a total commitment of no more than $225.0 million) to provide for our working capital needs and reimburse drawings under letters of credit and for other general corporate purposes. The Company has no immediate plans to draw down on the facility, which expires in December of 2026. Interest under the facility is variable based on the Company’s secured net leverage ratio and is expected to bear interest based on SOFR plus a range of 150 to 225 basis points, if drawn. There is a yearly commitment fee of 25 to 35 basis points, based on the Company’s secured net leverage ratio, charged on the unused portion of the Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $122.9 million at March 31, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.7 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 84% and 80% of our total net sales for the three months ended March 31, 2024 and 2023 respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% of total net sales for both the three months ended March 31, 2024 and 2023.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2024. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, and in Part I — Item 1A of our 2023 Form 10-K. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, the following directors and Section 16 officers, as applicable, adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K):

●  On February 29, 2024, John Kiernan, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).  Mr. Kiernan’s plan covers the sale of 30,000 shares of our common stock, between June 10, 2024 and May 30, 2025. Transactions under the plan are based upon pre-established dates.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Securities Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2024.				*
10.2	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2024.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2024.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer