Form 10-Q
period 2024-06-30
VEECO INSTRUMENTS INC
filed 2024-08-06
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, there were 56,784,837 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$174,164	$158,781
Restricted cash	289	339
Short-term investments	130,696	146,664
Accounts receivable, net	92,397	103,018
Contract assets	39,436	24,370
Inventories	245,108	237,635
Prepaid expenses and other current assets	36,105	35,471
Total current assets	718,195	706,278
Property, plant, and equipment, net	113,461	118,459
Operating lease right-of-use assets	27,332	24,377
Intangible assets, net	40,229	43,945
Goodwill	214,964	214,964
Deferred income taxes	117,901	117,901
Other assets	3,033	3,117
Total assets	$1,235,115	$1,229,041

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$46,850	$42,383
Accrued expenses and other current liabilities	50,119	57,624
Contract liabilities	80,556	118,026
Current portion of long-term debt	26,448	—
Total current liabilities	203,973	218,033
Deferred income taxes	6,445	6,552
Long-term debt	249,105	274,941
Long-term operating lease liabilities	34,938	31,529
Other liabilities	25,641	25,544
Total liabilities	520,102	556,599
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,773,294 shares issued and outstanding at June 30, 2024 and 56,364,131 shares issued and outstanding at December 31, 2023	569	564
Additional paid-in capital	1,208,348	1,202,440
Accumulated deficit	(495,371)	(532,169)
Accumulated other comprehensive income	1,467	1,607
Total stockholders' equity	715,013	672,442
Total liabilities and stockholders' equity	$1,235,115	$1,229,041

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$175,879	$161,641	$350,363	$315,145
Cost of sales	100,489	94,131	199,554	185,618
Gross profit	75,390	67,510	150,809	129,527
Operating expenses, net:
Research and development	31,696	27,384	61,338	54,945
Selling, general, and administrative	24,595	23,822	49,295	46,449
Amortization of intangible assets	1,825	2,123	3,716	4,235
Other operating expense (income), net	552	493	(2,307)	404
Total operating expenses, net	58,668	53,822	112,042	106,033
Operating income	16,722	13,688	38,767	23,494
Interest income	3,115	2,420	6,439	4,494
Interest expense	(2,766)	(3,052)	(5,385)	(5,928)
Other income (expense), net	—	(97,091)	—	(97,091)
Income (loss) before income taxes	17,071	(84,035)	39,821	(75,031)
Income tax expense	2,127	1,285	3,023	1,548
Net income (loss)	$14,944	$(85,320)	$36,798	$(76,579)

Income (loss) per common share:
Basic	$0.27	$(1.61)	$0.66	$(1.48)
Diluted	$0.25	$(1.61)	$0.61	$(1.48)

Weighted average number of shares:
Basic	56,277	52,861	56,160	51,764
Diluted	62,535	52,861	61,733	51,764

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$14,944	$(85,320)	$36,798	$(76,579)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(10)	—	(105)	470
Change in currency translation adjustments	(2)	(39)	(35)	(33)
Total other comprehensive income (loss), net of tax	(12)	(39)	(140)	437

Total comprehensive income (loss)	$14,932	$(85,359)	$36,658	$(76,142)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$36,798	$(76,579)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,008	12,435
Non-cash interest expense	613	514
Deferred income taxes	(67)	778
Share-based compensation expense	17,315	14,959
Loss on extinguishment of debt	—	97,091
Provision for bad debts	—	490
Change in contingent consideration	(131)	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(4,445)	(10,145)
Inventories	(6,680)	(44,540)
Prepaid expenses and other current assets	(1,160)	(5,633)
Accounts payable and accrued expenses	2,946	7,230
Contract liabilities	(37,470)	29,048
Other, net	(2,911)	(513)
Net cash provided by (used in) operating activities	17,816	25,135

Cash Flows from Investing Activities
Capital expenditures	(8,943)	(10,836)
Acquisition of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of investments	81,695	112,895
Payments for purchases of investments	(64,004)	(69,320)
Proceeds from sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	10,781	2,366

Cash Flows from Financing Activities
Restricted stock tax withholdings	(14,588)	(8,801)
Contingent consideration payment	(1,818)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	3,186	2,619
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202
Extinguishment of convertible notes	—	(218,991)
Net cash provided by (used in) financing activities	(13,220)	(1,971)
Effect of exchange rate changes on cash and cash equivalents	(44)	(41)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,333	25,489
Cash, cash equivalents, and restricted cash - beginning of period	159,120	155,472
Cash, cash equivalents, and restricted cash - end of period	$174,453	$180,961

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,679	$6,628
Income taxes paid, net of refunds received	2,531	2,983
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	590	3,938
Net transfer of inventory to property, plant and equipment	—	4,328
Right-of-use assets obtained in exchange for lease obligations	4,695	630

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

In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740). This amendment requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This authoritative guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of this new guidance on its consolidated financial statements.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The computations of basic and diluted income per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$14,944	$(85,320)	$36,798	$(76,579)
Interest expense associated with convertible notes	512	—	1,026	—
Net income (loss) available to common shareholders	$15,456	$(85,320)	$37,824	$(76,579)

Denominator:
Basic weighted average shares outstanding	56,277	52,861	56,160	51,764
Effect of potentially dilutive share-based awards	1,316	—	1,118	—
Dilutive effect of convertible notes	4,942	—	4,455	—
Diluted weighted average shares outstanding	62,535	52,861	61,733	51,764

Net income per common share:
Basic	$0.27	$(1.61)	$0.66	$(1.48)
Diluted	$0.25	$(1.61)	$0.61	$(1.48)

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	838	N/A	674
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	226	743	26	763
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	N/A	8,868	N/A	11,722

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

The Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. The discount rate used was 5.9% at June 30, 2024 for the strategic target and order value related contingent payments. During the three months ended June 30, 2024, the Company recognized approximately $0.5 million of additional contingent consideration, included within “Other operating expense (income) net” in the Consolidated Statement of Operations. During the six months ended June 30, 2024, the Company recognized approximately $0.1 million reduction to contingent consideration, included within “Other operating expense (income) net” in the Consolidated Statement of Operations. Additionally, during the six months ended June 30, 2024, the Company paid $1.8 million to the original selling shareholders associated with the settlement of a strategic target milestone. Total contingent consideration liability as of June 30, 2024 was $22.3 million, included within “Other liabilities” on the Consolidated Balance Sheet.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2024
Cash equivalents
Certificate of deposits and time deposits	$80,127	$—	$—	$80,127
U.S. treasuries	19,971	—	—	19,971
Money market cash	18,148	—	—	18,148
Total	$118,246	$—	$—	$118,246
Short-term investments
U.S. treasuries	$58,438	$—	$—	$58,438
Government agency securities	—	18,068	—	18,068
Corporate debt	—	54,190	—	54,190
Total	$58,438	$72,258	$—	$130,696

December 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,262	$—	$—	$74,262
Corporate debt	—	1,988	—	1,988
Money market cash	21,587	—	—	21,587
Total	$95,849	$1,988	$—	$97,837
Short-term investments
U.S. treasuries	$59,493	$—	$—	$59,493
Government agency securities	—	41,818	—	41,818
Corporate debt	—	35,409	—	35,409
Commercial paper	—	9,944	—	9,944
Total	$59,493	$87,171	$—	$146,664

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2024.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At June 30, 2024 and December 31, 2023, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2024
U.S. treasuries	$58,541	$—	$(103)	$58,438
Government agency securities	18,095	—	(27)	18,068
Corporate debt	54,307	—	(117)	54,190
Total	$130,943	$—	$(247)	$130,696

December 31, 2023
U.S. treasuries	$59,541	$3	$(51)	$59,493
Government agency securities	41,843	6	(31)	41,818
Corporate debt	35,447	9	(47)	35,409
Commercial paper	9,944	—	—	9,944
Total	$146,775	$18	$(129)	$146,664

Available-for-sale securities in a loss position at June 30, 2024 and December 31, 2023 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
June 30, 2024
U.S. treasuries	$58,438	$(103)	$—	$—
Government agency securities	11,345	(23)	6,723	(4)
Corporate debt	53,604	(117)	—	—
Total	$123,387	$(243)	$6,723	$(4)

December 31, 2023
U.S. treasuries	$43,118	$(50)	$—	$—
Government agency securities	34,885	(31)	—	—
Corporate debt	23,262	(33)	2,618	(15)
Total	$101,265	$(114)	$2,618	$(15)

The contractual maturities of securities classified as available-for-sale at June 30, 2024 were as follows:

	June 30, 2024
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$129,427	$129,190
Due after one year through two years	1,516	1,506
Total	$130,943	$130,696

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the six months ended June 30, 2024 and 2023.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at June 30, 2024 and December 31, 2023. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Materials	$140,977	$139,884
Work-in-process	76,481	71,278
Finished goods	4,844	6,183
Evaluation inventory	22,806	20,290
Total	$245,108	$237,635

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $17.3 million and $19.4 million at June 30, 2024 and December 31, 2023, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,431	61,679
Machinery and equipment (1)	184,009	181,180
Leasehold improvements	53,009	52,913
Gross property, plant, and equipment	303,510	300,833
Less: accumulated depreciation and amortization	190,049	182,374
Net property, plant, and equipment	$113,461	$118,459
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2024, depreciation expense was $4.8 million and $9.3 million, respectively and $4.0 million and $8.2 million, respectively, for the comparable 2023 period.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the six months ended June 30, 2024.

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

The components of purchased intangible assets were as follows:

	June 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$324,071	$31,857	$355,928	$321,923	$34,005
Customer relationships	146,925	138,660	8,265	146,925	137,649	9,276
Trademarks and tradenames	30,910	30,806	104	30,910	30,269	641
Other	3,746	3,743	3	3,746	3,723	23
Total	$537,509	$497,280	$40,229	$537,509	$493,564	$43,945

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2024 and December 31, 2023 consist of:

	June 30,	December 31,
	2024	2023

	(in thousands)
Payroll and related benefits	$23,810	$28,321
Warranty	8,954	8,864
Operating lease liabilities	3,656	4,025
Interest	1,149	1,149
Professional fees	2,434	1,834
Income, sales, use, and other taxes	4,872	1,825
Contingent consideration	—	1,814
Other	5,244	9,792
Total	$50,119	$57,624

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2024 include:

(in thousands)
Balance - December 31, 2023	$8,864
Warranties issued	3,127
Consumption of reserves	(3,065)
Changes in estimate	28
Balance - June 30, 2024	$8,954

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2023 was approximately $118.0 million, of which the Company recognized approximately $66.2 million in revenue during the six months ended June 30, 2024.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of June 30, 2024.

As of June 30, 2024, the Company has approximately $98.2 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 77% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

For the calendar quarter ended June 30, 2024, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2025 Notes, 2027 Notes, and 2029 Notes, and as such are convertible by the holders until September 30, 2024. The 2025 and 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, and therefore remain classified as long-term debt on the Consolidated Balance Sheet as of June 30, 2024. The Company is required to pay the aggregate principal amount of the 2029 Notes in cash upon settlement. However, the Company has the ability and intent to refinance the 2029 Notes on a long-term basis through available capacity under its Revolving Credit Facility, and as such, the 2029 Notes will remain classified as long-term debt on the Consolidated Balance Sheet as of June 30, 2024.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	June 30, 2024			December 31, 2023
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$26,500	$(52)	$26,448	$26,500	$(102)	$26,398
2027 Notes	25,000	(270)	24,730	25,000	(313)	24,687
2029 Notes	230,000	(5,625)	224,375	230,000	(6,144)	223,856
Net carrying value	$281,500	$(5,947)	$275,553	$281,500	$(6,559)	$274,941

Total interest expense related to the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$—	$—	$23
Coupon interest expense - 2025 Notes	232	737	464	1,896
Coupon interest expense - 2027 Notes	234	745	468	1,917
Coupon interest expense - 2029 Notes	1,653	753	3,306	753
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	—	—	4
Amortization of debt discount/transaction costs- 2025 Notes	22	77	50	194
Amortization of debt discount/transaction costs- 2027 Notes	23	70	43	175
Amortization of debt discount/transaction costs- 2029 Notes	271	141	519	141
Total Interest Expense	$2,435	$2,523	$4,850	$5,103

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2024 of $51.5 million, $83.9 million, and $398.5 million, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Revolving Credit Facility

On December 16, 2021, the Company entered into a loan and security agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Credit Facility”), including a $15 million letter of credit sublimit. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The Credit Facility has a term of five years, maturing on December 16, 2026, or earlier if certain liquidity measures are not met prior to the 2025 Notes maturing. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $75 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments. On August 2, 2024, the Company obtained commitments from lenders to increase the Credit Facility by $75 million, and as such the total available under the revised Credit Facility is $225 million. This provides the Company the ability to refinance the 2029 Notes on a long-term basis if necessary.

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

No amounts were outstanding under the Credit Facility as of June 30, 2024 or December 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Other Liabilities

Other liabilities at June 30, 2024 and December 31, 2023 were approximately $25.6 million and $25.5 million, respectively; which primarily included contingent consideration of $22.3 million and $22.4 million, respectively; medical and dental benefits from former executives of $1.9 million; and asset retirement obligations of $0.9 million.

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2024 was 11 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at June 30, 2024:

Operating
Leases
(in thousands)
Payments due by period:
2024	$1,374
2025	4,236
2026	4,524
2027	4,370
2028	4,170
Thereafter	34,911
Total future minimum lease payments	53,585
Less: Imputed interest	(14,991)
Total	$38,594

Reported as of June 30, 2024
Accrued expenses and other current liabilities	$3,656
Long-term operating lease liabilities	34,938
Total	$38,594

Operating lease costs for the three and six months ended June 30, 2024 were $1.2 million and $2.4 million , respectively, and $1.2 million and $2.6 million, respectively for the comparable 2023 period. Variable lease costs for the three and six months ended June 30, 2024 were $0.3 million and $0.7 million, respectively, and $0.2 million and $0.5 million, respectively for the comparable 2023 period. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the six months ended June 30, 2024 and 2023 were $3.4 million and $3.0 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold $8.0 million of receivables for the three and six months ended June 30, 2024, and $22.0 million was available under the agreement for additional sales of receivables as of June 30, 2024. The Company sold $9.9 million and $18.2 million, respectively, of receivables under this agreement for the three and six months ended June 30, 2023. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $175.3 million at June 30, 2024, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2024, outstanding bank guarantees and standby letters of credit totaled $22.7 million, and unused bank guarantees and letters of credit of $17.8 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910
Net income	—	—	—	14,944	—	14,944
Other comprehensive income (loss), net of tax	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	9,233	—	—	9,233
Net issuance under employee stock plans	136	3	2,935	—	—	2,938
Balance at June 30, 2024	56,773	$569	$1,208,348	$(495,371)	$1,467	$715,013

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559
Net income	—	—	—	(85,320)	—	(85,320)
Other comprehensive income (loss), net of tax	—	—	—	—	(39)	(39)
Share-based compensation expense	—	—	7,932	—	—	7,932
Partial Extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Net issuance under employee stock plans	185	2	2,326	—	—	2,328
Balance at June 30, 2023	56,338	$564	$1,189,051	$(578,380)	$1,365	$612,600

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2023	$1,761	$(154)	$1,607
Other comprehensive income (loss)	(35)	(105)	(140)
Balance - June 30, 2024	$1,726	$(259)	$1,467

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

There were immaterial reclassifications from AOCI into net income for the three and six months ended June 30, 2024 and 2023.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of sales	$1,445	$1,572	$3,175	$3,023
Research and development	2,993	2,568	5,311	4,657
Selling, general, and administrative	4,795	3,792	8,829	7,279
Total	$9,233	$7,932	$17,315	$14,959

For the six months ended June 30, 2024, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2023	2,464	$26.19
Granted	1,169	38.01
Performance award adjustments	200	27.81
Vested	(1,111)	25.62
Forfeited	(58)	27.28
Balance - June 30, 2024	2,664	$31.92

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Income before income taxes and income tax expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Income (loss) before income taxes	$17,071	$(84,035)	$39,821	$(75,031)
Income tax expense	$2,127	$1,285	$3,023	$1,548
Effective tax rate	12.46%	(1.53)%	7.59%	(2.06)%

The Company’s income tax expense for the three and six months ended June 30, 2024 was $2.1 million and $3.0 million respectively, compared to $1.3 million and $1.5 million, respectively for the comparable prior period. For the three and six months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. For the three and six months ended June 30, 2023, the Company’s income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to the limitation on losses from extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249), the Company recognized a benefit of $0.9 million associated with this loss for the three and six months ended June 30, 2023. Additionally, the income tax expense for the three and six months ended June 30, 2023 was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, as well as discrete income tax benefit for share-based compensation windfall.

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

Sales by end-market and geographic region for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Sales by end-market
Semiconductor	$109,936	$106,275	$230,320	$199,382
Compound Semiconductor	18,223	24,066	39,225	45,225
Data Storage	33,960	13,945	51,977	35,459
Scientific & Other	13,760	17,355	28,841	35,079
Total	$175,879	$161,641	$350,363	$315,145
Sales by geographic region
United States	$42,744	$35,739	$70,612	$66,750
EMEA(1)	23,802	17,511	32,290	40,458
China	65,376	49,986	129,684	110,733
Rest of APAC	43,935	58,320	117,155	97,065
Rest of World	22	85	622	139
Total	$175,879	$161,641	$350,363	$315,145
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

Business Update

The Semiconductor industry has historically been cyclical based on fluctuations in global chip demand and production capacity. Sales in the Semiconductor industry declined in 2023 to approximately $550 billion dollars after several years of growth following the pandemic. Looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are expected to accelerate spending globally in next-generation technologies.

Growth in the Semiconductor industry, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in Wafer Fab Equipment (“WFE”) spending. In an effort to improve chip performance and reduce costs, today’s most advanced Semiconductor manufacturers are shrinking device geometries, investing in more complex device designs such as Gate-All-Around and backside power delivery and exploring 3D architectures. As a result, growth of the WFE market is forecasted to keep pace with long-term growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Our strategy of investing in advanced logic and memory has enabled our Semiconductor business to outperform WFE growth for 3 consecutive years. Veeco technologies are at the forefront of enabling new technical innovations in the manufacture of high performance AI chips and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our Served Available Market (“SAM”) to a broad range of new applications.

Semiconductor revenue increased by 3% in the second quarter 2024 from the comparable prior year period, comprising 63% of total revenue. This increase was led by record Laser Annealing revenue. Our laser annealing solutions continue to gain share in advanced nodes in logic, highlighted by recent wins at both new and existing customers. In 2023, we won business with a new Tier 1 logic customer for advanced anneal applications and shipped multiple systems to this customer. In the first quarter of 2024, we received a multi-tool laser annealing order from a leading edge logic foundry for their 2nm gate-all-around process. In the second quarter of 2024, we shipped and received Laser Spike Annealing (“LSA”) orders for another leading logic customers’ gate-all-around process. In the memory market, a Tier 1 memory customer placed several LSA orders for high volume production of HBM and advanced DRAM devices following a successful evaluation program, and we’ve shipped multiple systems to this customer. While our growth strategy is predominately focused on advanced node logic and memory, we continue to see strong demand for mature node applications predominantly in China driven by new greenfield fabs and capacity additions.

We achieved a significant milestone in the fourth quarter of 2023 when we shipped two next generation laser annealing systems to tier 1 foundry and logic customers for evaluation. This next generation system, the NSA500, covers the nano-second annealing regime and complements our Laser Spike Annealing product. This new system is part of our continued effort to enable our customer’s product roadmap by providing innovative annealing solutions. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM for new advanced node logic and memory applications, including Gate-All-Around, 3D devices, and backside power delivery.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam deposition system for mask blanks - the IBD-LDD. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography. We are also working toward expanding our EUV related business to new mask blank applications.

We achieved another significant milestone in the fourth quarter of 2023 upon shipment of our new Ion Beam Deposition “IBD300” system to two leading memory customers for evaluation. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications such as DRAM bitline.

Additionally, our Wet Processing systems are used for Advanced Packaging applications, including 3D packaging technologies, and we continue to see strong demand for HBM. Our Advanced Packaging lithography systems are used for packaging approaches such as fan out wafer level packaging and other advanced packaging applications. Given our revenue to date, current backlog and visibility, we expect Semiconductor revenue to grow in 2024.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in the second quarter 2024 from the comparable prior year period. Looking ahead, we’re focused on long-term growth opportunities within Power Electronics and Photonics, and expect revenue in the Compound Semiconductor market to be flat to down in 2024. We address the Data Storage market with sales of our Ion Beam Deposition technology. Demand for our Ion Beam products is driven by demand for cloud-based storage, and sales increased in the second quarter 2024 from the comparable prior year period. We expect revenue in the Data Storage market to be flat to up in 2024. Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market declined in the second quarter 2024 from the comparable prior year period. We expect revenue in the Scientific and Other market to remain flat in 2024.

Results of Operations

For the three months ended June 30, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$175,879	100%	$161,641	100%	$14,238	9%
Cost of sales	100,489	57%	94,131	58%	6,358	7%
Gross profit	75,390	43%	67,510	42%	7,880	12%
Operating expenses, net:
Research and development	31,696	18%	27,384	17%	4,312	16%
Selling, general, and administrative	24,595	14%	23,822	15%	773	3%
Amortization of intangible assets	1,825	1%	2,123	1%	(298)	(14)%
Other operating expense (income), net	552	-	493	-	59	12%
Total operating expenses, net	58,668	33%	53,822	33%	4,846	9%
Operating income	16,722	10%	13,688	8%	3,034	22%
Interest income (expense), net	349	0%	(632)	(0)%	981	(155)%
Other income (expense), net	—	0%	(97,091)	(60)%	97,091	(100)%
Income (loss) before income taxes	17,071	10%	(84,035)	(52)%	101,106	(120)%
Income tax expense (benefit)	2,127	1%	1,285	1%	842	66%
Net income (loss)	$14,944	8%	$(85,320)	(53)%	$100,264	(118)%

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$109,936	63%	$106,275	65%	$3,661	3%
Compound Semiconductor	18,223	10%	24,066	15%	(5,843)	(24)%
Data Storage	33,960	19%	13,945	9%	20,015	144%
Scientific & Other	13,760	8%	17,355	11%	(3,595)	(21)%
Total	$175,879	100%	$161,641	100%	$14,238	9%
Sales by geographic region
United States	$42,744	24%	$35,739	22%	$7,005	20%
EMEA	23,802	14%	17,511	11%	6,291	36%
China	65,376	37%	49,986	31%	15,390	31%
Rest of APAC	43,935	25%	58,320	36%	(14,385)	(25)%
Rest of World	22	-	85	-	(63)	*
Total	$175,879	100%	$161,641	100%	$14,238	9%
*	Not meaningful

Sales increased for the three months ended June 30, 2024 against the comparable prior year period driven by sales in the Data Storage and Semiconductor markets, partially offset by decreases in sales in the Compound Semiconductor, and Scientific & Other markets. By geography, sales increased in the China, United States, and EMEA regions, partially offset by decreases in the Rest of APAC region. Sales in the Rest of APAC region for the three months ended June 30, 2024 included sales in Taiwan and Japan of $21.0 million, and $8.8 million respectively. Sales in the Rest of APAC region for the three months ended June 30, 2023 included sales in Singapore, Taiwan, and Japan of $22.9 million, $16.1 million, and $12.5 million respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended June 30, 2024, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margin increased principally due to higher volume partially offset by higher service costs. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2024 against the comparable prior period primarily due to an increase in project materials and personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended June 30, 2024 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and profitability. However, expenses as a percentage of revenue are slightly down when compared to the comparable prior year period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets.

Interest Income (Expense)

We recorded net interest income of $0.3 million for the three months ended June 30, 2024, compared to net interest expense of $0.6 million for the comparable prior year period. The increase in net interest income was primarily due to higher interest rates for the three months ended June 30, 2024, against the comparable prior year period.

Other Income (Expense)

On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes, we repurchased and retired approximately $106.0 million in aggregate principal amount of our outstanding 2025 Notes; with a carrying amount of $105.4 million, for approximately $106.0 million of cash and 0.7 million shares of our common stock for the 2025 Notes. Also, we repurchased and retired approximately $100.0 million in aggregate principal amount of our outstanding 2027 Notes; with a carrying amount of $98.5 million, for approximately $92.8 million of cash and 3.8 million shares of our common stock for the 2027 Notes. We accounted for the partial settlement of the 2025 Notes and 2027 Notes as an extinguishment, and recorded a loss on extinguishment of approximately $16.5 million and $80.6 million, respectively, for the three months ended June 30, 2023.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our income tax expense for the three months ended June 30, 2024 was $2.1 million, compared to $1.3 million for the comparable prior period. For the three months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. For the three months ended June 30, 2023, we incurred income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to Section 249 limitation on losses from extinguishment of convertible notes, we recognized a benefit of $0.9 million associated with this loss for the three months ended June 30, 2023. Additionally, the $1.3 million of income tax expense for the three months ended June 30, 2023 was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

For the six months ended June 30, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$350,363	100%	$315,145	100%	$35,218	11%
Cost of sales	199,554	57%	185,618	59%	13,936	8%
Gross profit	150,809	43%	129,527	41%	21,282	16%
Operating expenses, net:
Research and development	61,338	18%	54,945	17%	6,393	12%
Selling, general, and administrative	49,295	14%	46,449	15%	2,846	6%
Amortization of intangible assets	3,716	1%	4,235	1%	(519)	(12)%
Other operating expense (income), net	(2,307)	(1)%	404	0%	(2,711)	*
Total operating expenses, net	112,042	32%	106,033	34%	6,009	6%
Operating income (loss)	38,767	11%	23,494	7%	15,273	65%
Interest income (expense), net	1,054	0%	(1,434)	(0)%	2,488	(174)%
Other income (expense), net	—	0%	(97,091)	(31)%	97,091	*
Income (loss) before income taxes	39,821	11%	(75,031)	(24)%	114,852	*
Income tax expense (benefit)	3,023	1%	1,548	0%	1,475	95%
Net income (loss)	$36,798	11%	$(76,579)	(24)%	$113,377	*

*Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$230,320	66%	$199,382	64%	$30,938	16%
Compound Semiconductor	39,225	11%	45,225	14%	(6,000)	(13)%
Data Storage	51,977	15%	35,459	11%	16,518	47%
Scientific & Other	28,841	8%	35,079	11%	(6,238)	(18)%
Total	$350,363	100%	$315,145	100%	$35,218	11%
Sales by geographic region
United States	$70,612	20%	$66,750	21%	$3,862	6%
EMEA	32,290	9%	40,458	13%	(8,168)	(20)%
China	129,684	38%	110,733	35%	18,951	17%
Rest of APAC	117,155	33%	97,065	31%	20,090	21%
Rest of World	622	-	139	-	483	*
Total	$350,363	100%	$315,145	100%	$35,218	11%

* Not meaningful

Sales increased for the six months ended June 30, 2024 against the comparable prior year period in the Semiconductor and Data Storage markets, partially offset by an decrease in the Compound Semiconductor, and Scientific & Other markets. By geography, sales increased in the Rest of APAC, China, and United States regions, partially offset by an decrease in the EMEA region. Sales in the Rest of APAC region for the six months ended June 30, 2024 included sales in Japan and Taiwan of $41.8 million and $40.3 million respectively. Sales in the Rest of APAC region for the six months ended June 30, 2023 included sales in Taiwan, Singapore, Japan, and Thailand of $34.1 million, $25.8 million, $16.9 million, and $10.4 million respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the six months ended June 30, 2024, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margin increased principally due to higher volume and favorable product mix of sales partially offset by higher service costs. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2024 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the six months ended June 30, 2024 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and profitability. However, expenses as a percentage of revenue are slightly down when compared to the comparable prior year period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets.

Interest Income (Expense)

We recorded net interest income of $1.1 million for the six months ended June 30, 2024, compared to net interest expense of $1.4 million for the comparable prior year period. The increase in net interest income was primarily related to an increase of interest income of approximately $1.9 million due to a higher interest rate environment for the six months ended June 30, 2024, against the comparable prior year period.

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

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Our tax expense for the six months ended June 30, 2024 was $3.0 million, compared to $1.5 million for the comparable prior period. For the six months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. For the six months ended June 30, 2023, we incurred income tax expense primarily related to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes. Pursuant to Section 249 limitation on losses from extinguishment of convertible notes, we recognized a benefit of $0.9 million with this loss for the six months ended June 30, 2023.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$174,164	$158,781
Restricted cash	289	339
Short-term investments	130,696	146,664
Total	$305,149	$305,784

At June 30, 2024 and December 31, 2023, cash and cash equivalents of $49.5 million and $46.8 million, respectively, were held outside the United States. As of June 30, 2024, we had $25.1 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.9 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.9 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled principal and interest payments on our convertible senior notes, purchase commitments, and payments required under our operating leases.

A summary of the cash flow activity for the six months ended June 30, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net income (loss)	$36,798	$(76,579)
Non-cash items:
Depreciation and amortization	13,008	12,435
Non-cash interest expense	613	514
Deferred income taxes	(67)	778
Share-based compensation expense	17,315	14,959
Loss on extinguishment of debt	—	97,091
Provision for bad debts	—	490
Change in contingent consideration	(131)	—
Changes in operating assets and liabilities	(49,720)	(24,553)
Net cash provided by (used in) operating activities	$17,816	$25,135

Net cash provided by operating activities was $17.8 million for the six months ended June 30, 2024 and was due to net income of $36.8 million and adjustments for non-cash items of $30.7 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $49.7 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in inventories and contract assets, partially offset by a decrease in accounts receivables.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Capital expenditures	$(8,943)	$(10,836)
Changes in investments, net	17,691	43,575
Acquisitions of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	$10,781	$2,366

The cash provided by investing activities during the six months ended June 30, 2024 was primarily attributable to net cash provided by net investment activity and proceeds from the sale of productive assets, partially offset by capital expenditures. The cash provided by investing activities during the six months ended June 30, 2023 was primarily attributable to net investment activity, partially offset by the net cash used in the acquisition of Epiluvac, and capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(11,402)	$(6,182)
Contingent consideration payment	(1,818)	—
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202
Extinguishment of convertible notes	—	(218,991)
Net cash provided by (used in) financing activities	$(13,220)	$(1,971)

The cash used in financing activities for the six months ended June 30, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the six months ended June 30, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of 2029 Notes.

Convertible Senior Notes

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The 2025, 2027, and 2029 Notes are all currently convertible by noteholders until September 30, 2024.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt and the scheduled January 2025 principal payment due on the 2025 Notes. In addition, on August 2, 2024, we increased the total funds available to us through our revolving credit facility from $150 million to $225 million. This provides the Company with the ability to meet any cash requirements that may arise as a result of potential conversions of the 2029 Notes, which are convertible by noteholders until September 30, 2024, the principal of which is required to be settled in cash. The Company has no immediate plans to draw down on the facility, which expires in December of 2026. Interest under the facility is variable based on the Company’s secured net leverage ratio and is expected to bear interest based on SOFR plus a range of 150 to 225 basis points, if drawn. There is a yearly commitment fee of 25 to 35 basis points, based on the Company’s secured net leverage ratio, charged on the unused portion of the Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $130.7 million at June 30, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.7 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 76% and 80% of our total net sales for the three and six months ended June 30, 2024, respectively, 78% and 79% for the comparable 2023 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 5% and 4% of total net sales for the three and six months ended June 30, 2024, respectively, and 3% for both the three and six months ended June 30, 2023.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2024. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2024.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer