Form 10-Q
period 2024-09-30
VEECO INSTRUMENTS INC
filed 2024-11-06
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 56,778,242 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$163,228	$158,781
Restricted cash	258	339
Short-term investments	157,534	146,664
Accounts receivable, net	132,347	103,018
Contract assets	30,795	24,370
Inventories	242,123	237,635
Prepaid expenses and other current assets	34,692	35,471
Total current assets	760,977	706,278
Property, plant, and equipment, net	112,677	118,459
Operating lease right-of-use assets	26,695	24,377
Intangible assets, net	38,542	43,945
Goodwill	214,964	214,964
Deferred income taxes	115,777	117,901
Other assets	3,240	3,117
Total assets	$1,272,872	$1,229,041

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,049	$42,383
Accrued expenses and other current liabilities	57,117	57,624
Contract liabilities	80,468	118,026
Income taxes payable	1,060	—
Current portion of long-term debt	26,473	—
Total current liabilities	215,167	218,033
Deferred income taxes	6,383	6,552
Long-term debt	249,402	274,941
Long-term operating lease liabilities	34,421	31,529
Other liabilities	20,980	25,544
Total liabilities	526,353	556,599
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,778,136 shares issued and outstanding at September 30, 2024 and 56,364,131 shares issued and outstanding at December 31, 2023	570	564
Additional paid-in capital	1,217,520	1,202,440
Accumulated deficit	(473,420)	(532,169)
Accumulated other comprehensive income	1,849	1,607
Total stockholders' equity	746,519	672,442
Total liabilities and stockholders' equity	$1,272,872	$1,229,041

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$184,807	$177,366	$535,170	$492,511
Cost of sales	105,596	100,489	305,150	286,107
Gross profit	79,211	76,877	230,020	206,404
Operating expenses, net:
Research and development	32,216	28,817	93,554	83,762
Selling, general, and administrative	25,291	22,814	74,586	69,263
Amortization of intangible assets	1,687	2,123	5,403	6,358
Other operating expense (income), net	(4,318)	860	(6,625)	1,264
Total operating expenses, net	54,876	54,614	166,918	160,647
Operating income	24,335	22,263	63,102	45,757
Interest income	3,204	3,024	9,643	7,518
Interest expense	(2,881)	(2,777)	(8,266)	(8,705)
Other income (expense), net	—	—	—	(97,091)
Income (loss) before income taxes	24,658	22,510	64,479	(52,521)
Income tax expense (benefit)	2,707	(2,064)	5,730	(516)
Net income (loss)	$21,951	$24,574	$58,749	$(52,005)

Income (loss) per common share:
Basic	$0.39	$0.44	$1.04	$(0.98)
Diluted	$0.36	$0.42	$0.97	$(0.98)

Weighted average number of shares:
Basic	56,410	55,352	56,256	52,978
Diluted	62,654	59,636	62,103	52,978

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$21,951	$24,574	$58,749	$(52,005)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	277	141	172	611
Change in currency translation adjustments	105	(8)	70	(41)
Total other comprehensive income, net of tax	382	133	242	570

Total comprehensive income (loss)	$22,333	$24,707	$58,991	$(51,435)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$58,749	$(52,005)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,161	18,617
Non-cash interest expense	935	824
Deferred income taxes	1,885	(2,028)
Share-based compensation expense	26,774	22,379
Loss on extinguishment of debt	—	97,091
Provision for bad debts	—	490
Change in contingent consideration	(4,775)	1,167
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(35,754)	(11,383)
Inventories	(3,695)	(49,118)
Prepaid expenses and other current assets	(420)	(11,354)
Accounts payable and accrued expenses	12,323	9,238
Contract liabilities	(37,558)	11,071
Income taxes receivable and payable, net	1,060	(1,953)
Other, net	(3,255)	(847)
Net cash provided by (used in) operating activities	35,430	32,189

Cash Flows from Investing Activities
Capital expenditures	(12,934)	(17,231)
Acquisition of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of investments	116,710	130,813
Payments for purchases of investments	(124,639)	(110,389)
Proceeds from sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	(18,830)	(27,180)

Cash Flows from Financing Activities
Restricted stock tax withholdings	(14,875)	(9,047)
Contingent consideration payment	(1,818)	(2,500)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	4,368	3,706
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202
Extinguishment of convertible notes	—	(218,991)
Net cash provided by (used in) financing activities	(12,325)	(3,630)
Effect of exchange rate changes on cash and cash equivalents	91	(54)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,366	1,325
Cash, cash equivalents, and restricted cash - beginning of period	159,120	155,472
Cash, cash equivalents, and restricted cash - end of period	$163,486	$156,797

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,480	$7,296
Income taxes paid, net of refunds received	2,966	3,861
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	281	8,379
Net transfer of inventory to property, plant and equipment	—	4,296
Right-of-use assets obtained in exchange for lease obligations	4,695	630

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The computations of basic and diluted income per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$21,951	$24,574	$58,749	$(52,005)
Interest expense associated with convertible notes	515	513	1,541	—
Net income (loss) available to common shareholders	$22,466	$25,087	$60,290	$(52,005)

Denominator:
Basic weighted average shares outstanding	56,410	55,352	56,256	52,978
Effect of potentially dilutive share-based awards	1,606	1,391	1,329	—
Dilutive effect of convertible notes	4,638	2,893	4,518	—
Diluted weighted average shares outstanding	62,654	59,636	62,103	52,978

Net income (loss) per common share:
Basic	$0.39	$0.44	$1.04	$(0.98)
Diluted	$0.36	$0.42	$0.97	$(0.98)

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	N/A	N/A	N/A	873
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	3	112	54	737
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	N/A	N/A	N/A	8,790

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

The Company estimated the fair value of the contingent consideration by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

discount rate used was 5.54% for the strategic target and order value related contingent payments. The rate was determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The determination of the various probabilities and discount factors is highly subjective, requires significant judgment, and is influenced by a number of factors, including the adoption of SiC technology. The aggregate fair value of the contingent consideration arrangement at the acquisition date was $26.1 million. While the use of SiC is expected to grow in the near future, it is difficult to predict the rate at which SiC will be adopted by the market and thus would impact the sales of our equipment.

The Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. The discount rate used was 4.9% at September 30, 2024 for the strategic target and order value related contingent payments. During the three and nine months ended September 30, 2024, the Company reduced the contingent consideration by $4.6 million and $4.8 million, respectively, included within “Other operating expense (income), net” in the Consolidated Statements of Operations. This reduction was based on management’s probability-weighted present value of consideration expected to be transferred during the remainder of the earn-out period. Additionally, during the nine months ended September 30, 2024, the Company paid $1.8 million to the original selling shareholders associated with the settlement of a strategic target milestone. Total contingent consideration liability as of September 30, 2024 was $17.7 million, included within “Other liabilities” on the Consolidated Balance Sheet.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2024
Cash equivalents
Certificate of deposits and time deposits	$62,838	$—	$—	$62,838
Money market cash	24,894	—	—	24,894
Total	$87,732	$—	$—	$87,732
Short-term investments
U.S. treasuries	$71,393	$—	$—	$71,393
Government agency securities	—	18,757	—	18,757
Corporate debt	—	67,384	—	67,384
Total	$71,393	$86,141	$—	$157,534

December 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,262	$—	$—	$74,262
Corporate debt	—	1,988	—	1,988
Money market cash	21,587	—	—	21,587
Total	$95,849	$1,988	$—	$97,837
Short-term investments
U.S. treasuries	$59,493	$—	$—	$59,493
Government agency securities	—	41,818	—	41,818
Corporate debt	—	35,409	—	35,409
Commercial paper	—	9,944	—	9,944
Total	$59,493	$87,171	$—	$146,664

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2024.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At September 30, 2024 and December 31, 2023, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2024
U.S. treasuries	$71,317	$86	$(10)	$71,393
Government agency securities	18,752	26	(21)	18,757
Corporate debt	67,354	62	(32)	67,384
Total	$157,423	$174	$(63)	$157,534

December 31, 2023
U.S. treasuries	$59,541	$3	$(51)	$59,493
Government agency securities	41,843	6	(31)	41,818
Corporate debt	35,447	9	(47)	35,409
Commercial paper	9,944	—	—	9,944
Total	$146,775	$18	$(129)	$146,664

Available-for-sale securities in a loss position at September 30, 2024 and December 31, 2023 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
September 30, 2024
U.S. treasuries	$37,809	$(10)	$—	$—
Government agency securities	7,238	(21)	—	—
Corporate debt	24,695	(32)	—	—
Total	$69,742	$(63)	$—	$—

December 31, 2023
U.S. treasuries	$43,118	$(50)	$—	$—
Government agency securities	34,885	(31)	—	—
Corporate debt	23,262	(33)	2,618	(15)
Total	$101,265	$(114)	$2,618	$(15)

The contractual maturities of securities classified as available-for-sale at September 30, 2024 were as follows:

	September 30, 2024
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$145,355	$145,489
Due after one year through two years	12,068	12,045
Total	$157,423	$157,534

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the nine months ended September 30, 2024 and 2023.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at September 30, 2024 and December 31, 2023. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Materials	$134,172	$139,884
Work-in-process	81,509	71,278
Finished goods	3,636	6,183
Evaluation inventory	22,806	20,290
Total	$242,123	$237,635

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $18.9 million and $19.4 million at September 30, 2024 and December 31, 2023, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,504	61,679
Machinery and equipment (1)	187,594	181,180
Leasehold improvements	53,029	52,913
Gross property, plant, and equipment	307,188	300,833
Less: accumulated depreciation and amortization	194,511	182,374
Net property, plant, and equipment	$112,677	$118,459
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2024, depreciation expense was $4.5 million and $13.8 million, respectively and $4.1 million and $12.3 million, respectively, for the comparable 2023 periods.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the nine months ended September 30, 2024.

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

The components of purchased intangible assets were as follows:

	September 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$325,145	$30,783	$355,928	$321,923	$34,005
Customer relationships	146,925	139,166	7,759	146,925	137,649	9,276
Trademarks and tradenames	30,910	30,910	—	30,910	30,269	641
Other	3,746	3,746	—	3,746	3,723	23
Total	$537,509	$498,967	$38,542	$537,509	$493,564	$43,945

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 5 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023 consist of:

	September 30,	December 31,
	2024	2023

	(in thousands)
Payroll and related benefits	$30,475	$28,321
Warranty	8,952	8,864
Operating lease liabilities	3,602	4,025
Interest	2,837	1,149
Professional fees	1,953	1,834
Income, sales, use, and other taxes	5,422	1,825
Contingent consideration	—	1,814
Other	3,876	9,792
Total	$57,117	$57,624

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2024 include:

(in thousands)
Balance - December 31, 2023	$8,864
Warranties issued	4,526
Consumption of reserves	(4,928)
Changes in estimate	490
Balance - September 30, 2024	$8,952

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2023 was approximately $118.0 million, of which the Company recognized approximately $79.5 million in revenue during the nine months ended September 30, 2024.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of September 30, 2024.

As of September 30, 2024, the Company has approximately $69.2 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 85% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The Company may redeem for cash, at its option, all or any portion of (i) the outstanding 2025 Notes at any time on or after January 15, 2023, (ii) the outstanding 2027 Notes at any time on or after June 6, 2024 and/or (iii) the outstanding 2029 Notes at any time on or after June 8, 2026, in each case, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their Notes based on the conversion rates and criteria outlined below.

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

For the calendar quarter ended September 30, 2024, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2025 and 2027 Notes, and as such are convertible by the holders until December 31, 2024.

Holders may convert their Notes at any time, regardless of the foregoing circumstances, on October 15, 2024 with respect to the 2025 Notes, October 1, 2026 with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date. In regards to the 2025 Notes, the Company has elected an all-share settlement method upon conversion of the Notes, and has delivered notice of this election to the Trustee in accordance with the terms of the 2025 Notes.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	September 30, 2024			December 31, 2023
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$26,500	$(27)	$26,473	$26,500	$(102)	$26,398
2027 Notes	25,000	(247)	24,753	25,000	(313)	24,687
2029 Notes	230,000	(5,351)	224,649	230,000	(6,144)	223,856
Net carrying value	$281,500	$(5,625)	$275,875	$281,500	$(6,559)	$274,941

Total interest expense related to the 2023 Notes, 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$—	$—	$23
Coupon interest expense - 2025 Notes	232	232	696	2,128
Coupon interest expense - 2027 Notes	234	234	702	2,151
Coupon interest expense - 2029 Notes	1,653	1,653	4,959	2,406
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	—	—	4
Amortization of debt discount/transaction costs- 2025 Notes	26	25	76	218
Amortization of debt discount/transaction costs- 2027 Notes	23	22	66	197
Amortization of debt discount/transaction costs- 2029 Notes	274	264	793	405
Total Interest Expense	$2,442	$2,430	$7,292	$7,532

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2024 of $38.1 million, $61.9 million, and $316.7 million, respectively.

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

No amounts were outstanding under the Credit Facility as of September 30, 2024 or December 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Other Liabilities

Other liabilities at September 30, 2024 and December 31, 2023 were approximately $21.0 million and $25.5 million, respectively; which primarily included contingent consideration of $17.7 million and $22.4 million, respectively; medical and dental benefits from former executives of $1.9 million; and asset retirement obligations of $0.9 million.

Note 6 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2024 was 11 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at September 30, 2024:

Operating
Leases
(in thousands)
Payments due by period:
2024	$870
2025	4,253
2026	4,528
2027	4,370
2028	4,170
Thereafter	34,911
Total future minimum lease payments	53,102
Less: Imputed interest	(15,079)
Total	$38,023

Reported as of September 30, 2024
Accrued expenses and other current liabilities	$3,602
Long-term operating lease liabilities	34,421
Total	$38,023

Operating lease costs for the three and nine months ended September 30, 2024 were $1.2 million and $3.6 million, respectively, and $1.2 million and $3.8 million, respectively for the comparable 2023 period. Variable lease costs for the three and nine months ended September 30, 2024 were $0.3 million and $1.0 million, respectively, and $0.3 million and $0.9 million, respectively for the comparable 2023 period. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the nine months ended September 30, 2024 and 2023 were $5.0 million and $4.4 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three months and $8.0 million for the nine months ended September 30, 2024, and $30.0 million was available under the agreement for additional sales of receivables as of September 30, 2024. The Company sold $8.8 million and $27.0 million, respectively, of receivables under this agreement for the three and nine months ended September 30, 2023. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $174.4 million at September 30, 2024, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2024, outstanding bank guarantees and standby letters of credit totaled $23.3 million, and unused bank guarantees and letters of credit of $18.4 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 7 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910
Net income	—	—	—	14,944	—	14,944
Other comprehensive income (loss), net of tax	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	9,233	—	—	9,233
Net issuance under employee stock plans	136	3	2,935	—	—	2,938
Balance at June 30, 2024	56,773	$569	$1,208,348	$(495,371)	$1,467	$715,013
Net income	—	—	—	21,951	—	21,951
Other comprehensive income (loss), net of tax	—	—	—	—	382	382
Share-based compensation expense	—	—	9,459	—	—	9,459
Net issuance under employee stock plans	5	1	(287)	—	—	(286)
Balance at September 30, 2024	56,778	$570	$1,217,520	$(473,420)	$1,849	$746,519

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income	—	—	—	8,741	—	8,741
Other comprehensive income (loss), net of tax	—	—	—	—	476	476
Share-based compensation expense	—	—	7,027	—	—	7,027
Net issuance under employee stock plans	33	—	(8,509)	—	—	(8,509)
Balance at March 31, 2023	51,693	$517	$1,076,698	$(493,060)	$1,404	$585,559
Net income (loss)	—	—	—	(85,320)	—	(85,320)
Other comprehensive income (loss), net of tax	—	—	—	—	(39)	(39)
Share-based compensation expense	—	—	7,932	—	—	7,932
Partial Extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Net issuance under employee stock plans	185	2	2,326	—	—	2,328
Balance at June 30, 2023	56,338	$564	$1,189,051	$(578,380)	$1,365	$612,600
Net income	—	—	—	24,574	—	24,574
Other comprehensive income (loss), net of tax	—	—	—	—	133	133
Share-based compensation expense	—	—	7,420	—	—	7,420
Net issuance under employee stock plans	(1)	—	(247)	—	—	(247)
Balance at September 30, 2023	56,337	$564	$1,196,224	$(553,806)	$1,498	$644,480

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available
	Currency	for Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2023	$1,761	$(154)	$1,607
Other comprehensive income (loss)	70	172	242
Balance - September 30, 2024	$1,831	$18	$1,849

There were immaterial reclassifications from AOCI into net income for the three and nine months ended September 30, 2024 and 2023.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of sales	$1,565	$1,556	$4,740	$4,579
Research and development	3,111	2,158	8,422	6,815
Selling, general, and administrative	4,783	3,706	13,612	10,985
Total	$9,459	$7,420	$26,774	$22,379

For the nine months ended September 30, 2024, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2023	2,464	$26.19
Granted	1,173	38.01
Performance award adjustments	200	27.81
Vested	(1,142)	25.48
Forfeited	(81)	27.97
Balance - September 30, 2024	2,614	$32.09

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

Income before income taxes and income tax expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)
Income (loss) before income taxes	$24,658	$22,510	$64,479	$(52,521)
Income tax expense (benefit)	$2,707	$(2,064)	$5,730	$(516)
Effective tax rate	10.98%	(9.17)%	8.89%	0.98%

The Company’s income tax expense for the three and nine months ended September 30, 2024 was $2.7 million and $5.7 million respectively, compared to income tax benefit of $2.1 million and $0.5 million, respectively for the comparable prior period.

For the three and nine months ended September 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. For the three and nine months ended September 30, 2023, the Company’s income tax benefits primarily related to previously unrecognized research and development tax credits recognized upon completion of the Company’s study, as well as tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, for the nine months ended September 30, 2023, the Company had a $0.9 million tax benefit associated with the loss on extinguishment of the 2025 and 2027 Notes, as well as a discrete tax benefit for share-based compensation windfall. These tax benefits were partially offset by tax expenses attributed to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Sales by end-market
Semiconductor	$124,143	$98,155	$354,463	$297,537
Compound Semiconductor	15,556	25,666	54,781	70,891
Data Storage	32,750	33,957	84,727	69,416
Scientific & Other	12,358	19,588	41,199	54,667
Total	$184,807	$177,366	$535,170	$492,511
Sales by geographic region
United States	$59,207	$58,337	$129,819	$125,087
EMEA(1)	9,898	25,874	42,188	66,332
China	54,590	40,823	184,274	151,556
Rest of APAC	60,969	52,223	178,124	149,288
Rest of World	143	109	765	248
Total	$184,807	$177,366	$535,170	$492,511
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located

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

Business Update

The Semiconductor industry has historically been cyclical based on fluctuations in global chip demand and production capacity. Sales in the Semiconductor industry declined in 2023 to approximately $550 billion dollars after several years of growth following the pandemic. Looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are projected to accelerate global spending in next-generation technologies.

Growth in the Semiconductor industry, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in Wafer Fab Equipment (“WFE”) spending. In an effort to improve chip performance, optimize power consumption, and reduce costs, today’s most advanced Semiconductor manufacturers are shrinking device geometries, investing in more complex transistor designs such as Gate-All-Around with backside power delivery and exploring 3D architectures. As a result, growth of the WFE market is forecasted to keep pace with long-term growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Our strategy of investing in advanced logic and memory has enabled our Semiconductor business to outperform WFE growth for 3 consecutive years. Veeco’s technologies are at the forefront of enabling new technical innovations in the manufacture of high-performance AI chips and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our Served Available Market (“SAM”) to a broad range of new applications.

Semiconductor revenue increased by 26% in the third quarter 2024 from the comparable prior year period, comprising 67% of total revenue. This increase was driven by leading-edge foundry logic customers across several product lines. Our laser annealing solutions continue to gain acceptance at advanced logic nodes, highlighted by recent order activity involving both new and existing customers. In 2023, we received orders from a new Tier 1 logic customer for advanced anneal applications and have continued to ship systems to this customer in 2024. Also in 2024, we’ve shipped systems to, and received laser annealing orders from, several leading-edge logic customers, including shipments and orders for customers’ Gate-All-Around processes. In the memory market, we continue to ship systems to a Tier 1 customer for high volume production of HBM and advanced DRAM devices. While our growth strategy is predominately focused on advanced node logic and memory, LSA shipments to mature node customers have increased in 2023 and 2024 versus prior years, predominantly driven by new greenfield fabs and capacity additions in China.

We achieved a significant milestone in the fourth quarter of 2023 by shipping two next generation laser annealing systems to Tier 1 foundry and logic customers for evaluation. This next generation system, the NSA500, covers the nano-second annealing regime and complements our LSA product. This new system is part of our continued effort to enable our customers’ product roadmap by providing innovative annealing solutions. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM for new advanced node logic and memory applications, including low thermal budget anneals for: Gate-All-Around transistors, advanced 3D devices and for backside power delivery.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition system for mask blanks, the IBD-EUV. Leading logic and memory customers expect EUV and High-NA lithography to be integral to their future roadmaps, which our Ion Beam Deposition technology is a key enabler of. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we’re expanding to our EUV related business to new mask blank applications.

We achieved another significant milestone in the fourth quarter of 2023 by shipping our new Ion Beam Deposition “IBD300” system to two leading memory customers for evaluation. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI. We recently announced over $50 million in orders for our Wet Processing systems from a leading foundry, a HBM manufacturer, and OSATs. Our Advanced Packaging lithography systems are used for packaging applications such as fan out wafer level packaging and other advanced packaging solutions. After two years of slow order activity driven by consumer markets, we’re beginning to see an increase in quoting and order activity from IDM’s, foundries, and OSAT’s driven by capacity expansions for AI and mobile markets.

Given our revenue to date and visibility, we expect year-over-year growth in Semiconductor revenue in 2024. Looking ahead, we’re seeing growth in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI. At the same time, recent engagement with customers in China has moderated, resulting in expectations for a normalization in China revenue heading into 2025.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets.

We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in the third quarter of 2024 from the comparable prior year period. We expect revenue in the Compound Semiconductor market to be down in 2024. Looking ahead, in the SiC market, the slowdown in EV adoption has weakened demand as some customers continue their transition to 200mm production. In GaN Power, emerging use cases have driven some traditional silicon power electronics manufacturers to consider adoption of GaN at 300mm, and we’re also seeing opportunities in photonics in areas such as solar and MicroLEDs. We address the Data Storage market with sales of our Ion Beam technology. Demand for our Ion Beam products is driven by demand for cloud-based storage. Compared to 2023, we expect revenue from our Data Storage products to be up in 2024 as we execute planned shipments in our backlog. Looking ahead, while customer utilizations are improving, they remain well below peak levels from a few years ago and customers are not investing to expand capacity in 2025. As a result, we expect an approximate $70 million reduction in revenue in our Data Storage business in 2025. Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market declined in the third quarter 2024 from the comparable prior year period. We expect revenue in the Scientific & Other market to be flat to down in 2024.

Results of Operations

For the three months ended September 30, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$184,807	100%	$177,366	100%	$7,441	4%
Cost of sales	105,596	57%	100,489	57%	5,107	5%
Gross profit	79,211	43%	76,877	43%	2,334	3%
Operating expenses, net:
Research and development	32,216	17%	28,817	16%	3,399	12%
Selling, general, and administrative	25,291	14%	22,814	13%	2,477	11%
Amortization of intangible assets	1,687	1%	2,123	1%	(436)	(21)%
Other operating expense (income), net	(4,318)	(2)%	860	0%	(5,178)	(602)%
Total operating expenses, net	54,876	30%	54,614	31%	262	0%
Operating income	24,335	13%	22,263	13%	2,072	9%
Interest income (expense), net	323	0%	247	0%	76	31%
Income (loss) before income taxes	24,658	13%	22,510	13%	2,148	10%
Income tax expense (benefit)	2,707	1%	(2,064)	(1)%	4,771	(231)%
Net income (loss)	$21,951	12%	$24,574	14%	$(2,623)	(11)%

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$124,143	67%	$98,155	56%	$25,988	26%
Compound Semiconductor	15,556	8%	25,666	14%	(10,110)	(39)%
Data Storage	32,750	18%	33,957	19%	(1,207)	(4)%
Scientific & Other	12,358	7%	19,588	11%	(7,230)	(37)%
Total	$184,807	100%	$177,366	100%	$7,441	4%
Sales by geographic region
United States	$59,207	32%	$58,337	33%	$870	1%
EMEA	9,898	5%	25,874	15%	(15,976)	(62)%
China	54,590	30%	40,823	23%	13,767	34%
Rest of APAC	60,969	33%	52,223	29%	8,746	17%
Rest of World	143	-	109	-	34	*
Total	$184,807	100%	$177,366	100%	$7,441	4%
*	Not meaningful

Sales increased for the three months ended September 30, 2024 against the comparable prior year period driven by sales in the Semiconductor market, partially offset by decreases in sales in the Compound Semiconductor, Scientific & Other, and Data Storage markets. By geography, sales increased in the China and the Rest of APAC region, partially offset by decreases in the EMEA region. Sales in the Rest of APAC region for the three months ended September 30, 2024 included sales in Taiwan and Japan of $49.9 million, and $4.0 million respectively. Sales in the Rest of APAC region for the three months ended September 30, 2023 included sales in Japan and Taiwan of $29.5 million, and $12.3 million respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the three months ended September 30, 2024, gross profit increased against the comparable prior period primarily due to an increase in sales volume, with gross margins remaining consistent. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended September 30, 2024 against the comparable prior period primarily due to an increase in project materials and personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended September 30, 2024 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and profitability.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized.

Other Operating Expense (Income), Net

Other operating expense decreased compared to the comparable prior year period primarily due to changes in the expected earn-out payment to the previous shareholders of Epiluvac.

Interest Income (Expense)

We recorded net interest income of $0.3 million for the three months ended September 30, 2024, compared to net interest income of $0.2 million for the comparable prior year period. The increase in net interest income was primarily due to higher interest rates for the three months ended September 30, 2024, against the comparable prior year period.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended September 30, 2024, was $2.7 million, compared to $2.1 million of tax benefit for the comparable prior period. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended September 30, 2023, the Company’s income tax benefit primarily consists of a $2.0 million tax benefit associated with the previously unrecognized research and development tax credits recognized upon completion of the Company’s study, as well as tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by tax expense related to pre-tax income from operations.

For the nine months ended September 30, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$535,170	100%	$492,511	100%	$42,659	9%
Cost of sales	305,150	57%	286,107	58%	19,043	7%
Gross profit	230,020	43%	206,404	42%	23,616	11%
Operating expenses, net:
Research and development	93,554	17%	83,762	17%	9,792	12%
Selling, general, and administrative	74,586	14%	69,263	14%	5,323	8%
Amortization of intangible assets	5,403	1%	6,358	1%	(955)	(15)%
Other operating expense (income), net	(6,625)	(1)%	1,264	0%	(7,889)	*
Total operating expenses, net	166,918	31%	160,647	33%	6,271	4%
Operating income (loss)	63,102	12%	45,757	9%	17,345	38%
Interest income (expense), net	1,377	0%	(1,187)	(0)%	2,564	(216)%
Other income (expense), net	—	0%	(97,091)	(20)%	97,091	*
Income (loss) before income taxes	64,479	12%	(52,521)	(11)%	117,000	*
Income tax expense (benefit)	5,730	1%	(516)	(0)%	6,246	*
Net income (loss)	$58,749	11%	$(52,005)	(11)%	$110,754	*

*Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$354,463	66%	$297,537	61%	$56,926	19%
Compound Semiconductor	54,781	10%	70,891	14%	(16,110)	(23)%
Data Storage	84,727	16%	69,416	14%	15,311	22%
Scientific & Other	41,199	8%	54,667	11%	(13,468)	(25)%
Total	$535,170	100%	$492,511	100%	$42,659	9%
Sales by geographic region
United States	$129,819	24%	$125,087	25%	$4,732	4%
EMEA	42,188	8%	66,332	13%	(24,144)	(36)%
China	184,274	35%	151,556	32%	32,718	22%
Rest of APAC	178,124	33%	149,288	30%	28,836	19%
Rest of World	765	-	248	-	517	*
Total	$535,170	100%	$492,511	100%	$42,659	9%

* Not meaningful

Sales increased for the nine months ended September 30, 2024 against the comparable prior year period in the Semiconductor and Data Storage markets, partially offset by a decrease in the Compound Semiconductor, and Scientific & Other markets. By geography, sales increased in the Rest of APAC, China, and United States regions, partially offset by a decrease in the EMEA region. Sales in the Rest of APAC region for the nine months ended September 30, 2024 included sales in Taiwan and Japan of $90.2 million and $45.8 million respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2023 included sales in Taiwan, Japan, Singapore, and Thailand of $46.4 million, $46.4 million, $30.0 million, and $11.4 million respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

For the nine months ended September 30, 2024, gross profit increased against the comparable prior period primarily due to an increase in sales volume and increased gross margins. Gross margin increased principally due to higher volume partially offset by higher service costs. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the nine months ended September 30, 2024 against the comparable prior period primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2024 against the comparable prior period primarily due to higher variable expenses associated with the increase in revenue and profitability. However, expenses as a percentage of revenue remained flat when compared to the comparable prior year period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized.

Other Operating Expense (Income), Net

Other operating expense decreased compared to the comparable prior year period primarily due to changes in the expected earn-out payment to the previous shareholders of Epiluvac and proceeds from the sale of productive assets.

Interest Income (Expense)

We recorded net interest income of $1.3 million for the nine months ended September 30, 2024, compared to net interest expense of $1.2 million for the comparable prior year period. The increase in net interest income was primarily related to an increase of interest income of approximately $2.1 million due to a higher interest rate environment for the nine months ended September 30, 2024, against the comparable prior year period.

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

Our tax expense for the nine months ended September 30, 2024, was $5.7 million, compared to $0.5 million of tax benefit for the comparable prior period. For the nine months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the nine months ended September 30, 2023, our income tax benefit primarily consists of a $2.0 million associated with the previously unrecognized research and development tax credits recognized upon completion of our study, a $0.9 million tax benefit associated with the loss on extinguishment of the 2025 and 2027 Notes, as well as tax benefits related to Foreign-Derived Intangible Income, research and development tax credits, and a discrete benefit for share-based compensation windfall. These tax benefits were partially offset by tax expenses attributed to pre-tax income from operations excluding the loss on extinguishment of the 2025 and 2027 Notes.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$163,228	$158,781
Restricted cash	258	339
Short-term investments	157,534	146,664
Total	$321,020	$305,784

At September 30, 2024 and December 31, 2023, cash and cash equivalents of $38.8 million and $46.8 million, respectively, were held outside the United States. As of September 30, 2024, we had $25.9 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $10.0 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.0 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the nine months ended September 30, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net income (loss)	$58,749	$(52,005)
Non-cash items:
Depreciation and amortization	19,161	18,617
Non-cash interest expense	935	824
Deferred income taxes	1,885	(2,028)
Share-based compensation expense	26,774	22,379
Loss on extinguishment of debt	—	97,091
Provision for bad debts	—	490
Change in contingent consideration	(4,775)	1,167
Changes in operating assets and liabilities	(67,299)	(54,346)
Net cash provided by (used in) operating activities	$35,430	$32,189

Net cash provided by operating activities was $35.4 million for the nine months ended September 30, 2024 and was due to net income of $58.7 million and adjustments for non-cash items of $44.0 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $67.3 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, inventories, and contract assets, partially offset by a increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Capital expenditures	$(12,934)	$(17,231)
Changes in investments, net	(7,929)	20,424
Acquisitions of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	$(18,830)	$(27,180)

The cash used in investing activities during the nine months ended September 30, 2024 was primarily attributable to net cash used for capital expenditures, and net investment activity, partially offset by proceeds from the sale of productive assets. The cash used in investing activities during the nine months ended September 30, 2023 was primarily attributable to net cash used in acquisition of Epiluvac, and capital expenditures, partially offset by net investment activity.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(10,507)	$(5,341)
Contingent consideration payment	(1,818)	(2,500)
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202
Extinguishment of Convertible Notes	—	(218,991)
Net cash provided by (used in) financing activities	$(12,325)	$(3,630)

The cash used in financing activities for the nine months ended September 30, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the nine months ended September 30, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of 2029 Notes.

Convertible Senior Notes

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The 2025 and 2027 Notes are currently convertible by noteholders until December 31, 2024. The Company has elected to settle the 2025 Notes using an all-share settlement method upon conversion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $157.5 million at September 30, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $0.8 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 68% and 76% of our total net sales for the three and nine months ended September 30, 2024, respectively, 67% and 75% for the comparable 2023 periods. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 4% of total net sales for both the three and nine months ended September 30, 2024, and 4% and 3% for the three and nine months ended September 30, 2023, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2024. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2024.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer