Form 10-K
period 2024-12-31
VEECO INSTRUMENTS INC
filed 2025-02-14
CIK 103145

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) was $2,588,029,739 based on the closing price of $46.71 on the NASDAQ Global Select Market on that date.

As of February 7, 2025, there were 57,935,847 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, as amended, relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that are based on management’s expectations, estimates, projections, and assumptions. When used in this Form 10-K, words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Discussions containing such forward-looking statements may be found in Part I, Items 1 and 3, Part II, Items 7 and 7A hereof, as well as within this Form 10-K generally. Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our businesses and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. These statements and their underlying assumptions are subject to risks and uncertainties and are not guarantees of future performance. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation:

●	Unfavorable market conditions;

●	Risks associated with operating a global business;

●	Changes in U.S. trade policy and export controls and ongoing trade disputes between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	The timing of our orders, shipments, and revenue recognition;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the Notes, or by the capped call transactions or the hedging activities of the option counterparties;

●	Our capped call transactions, which may affect the value of the 2027 Notes and our common stock;

●	An inability to attract, retain, and motivate employees;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, including those included in Item 1A, "Risk Factors" of this Form 10-K, and from time-to-time in our other SEC reports.

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

PART I

Item 1. Business

Business Description and Overview

Headquartered in Plainview, New York, we were organized as a Delaware corporation in 1989. We are a manufacturer of advanced semiconductor process equipment that solves an array of challenging materials engineering problems for our customers. Our comprehensive collection of ion beam, laser annealing, metal organic chemical vapor deposition (“MOCVD”), chemical vapor deposition (“CVD”), advanced packaging lithography, single wafer wet processing, molecular beam epitaxy (“MBE”), and atomic layer deposition (“ALD”) technologies play an integral role in the fabrication of key devices that are enabling the 4th industrial revolution of all things connected. Such devices include leading advanced node application processors for AI chips, high-performance computing, mobile devices, high-speed data communications, and radio frequency (“RF”) filters and power amplifiers for fifth generation (“5G”) networks and mobile electronics, photonics devices for 3D sensing, advanced displays, and thin film magnetic heads for hard disk drives in data storage. In close partnership with our customers, we combine decades of applications and materials know-how with leading-edge systems engineering to deliver high-volume manufacturing solutions with competitive cost of ownership. Serving a global and highly interconnected customer base, we have comprehensive sales and service operations across the Asia-Pacific, Europe, and North America regions to ensure real-time close collaboration and responsiveness.

Markets

Our products are purchased by customers in the following four end-markets: 1) Semiconductor; 2) Compound Semiconductor; 3) Data Storage; and 4) Scientific & Other.

Our systems are used in the production of a broad range of microelectronic components, including logic, dynamic random-access memory (“DRAM”), photonics devices (including laser diodes and micro-LEDs), power electronics, RF filters and amplifiers, magnetic heads for hard disk drives, and other semiconductor devices. Many of our systems are used to deposit advanced materials critical to the operation of the device and some of our systems are used in cleaning and surface preparation as well as the precise removal of critical materials. We are also a leader in systems used in the advanced packaging process flow of microelectronic components such as flip chip, fan-out wafer level packaging (“FOWLP”), and other wafer level packaging approaches used in the modern integration of diverse semiconductor products, especially in consumer electronics. In general, our customers purchase our systems to both produce current-generation devices in volume and to develop next-generation products which deliver more efficient, cost-effective, and advanced technological solutions. We operate in several highly cyclical business environments, and our customers’ buying patterns are dependent upon industry trends and buying patterns for consumer electronics. As our products are sold into multiple markets, the following table describes these markets and the applicable Veeco technologies.

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

Veeco’s Advanced Packaging technologies include a portfolio of wafer-level assembly technologies that enable improved performance of electronic products, such as smartphones, high-end servers, and graphical processors. Demand for higher performance, smaller form factors, and lower power consumption in applications such as artificial intelligence, high-performance computing, mobile devices, and consumer electronics is driving the adoption of advanced packaging technologies. Veeco serves

● Laser Annealing ● Ion Beam Deposition (“IBD”) ● Ion Beam Etch (“IBE”) ● Wet Processing ● Advanced Packaging Lithography

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

Micro-LEDs may be used for next generation advanced displays. A micro-LED display is a self-emissive display that offers improved resolution, contrast, and brightness versus conventional technologies. Micro-LEDs will be used in a number of applications from televisions, smartwatches, and augmented reality headsets.

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

Advanced Packaging Lithography

Our lithography equipment is used in the Advanced Packaging market for applications such as FOWLP, Flip Chip (including Copper Pillar), Fan In Wafer Lever Packaging, 3D stacking, interposers and embedded die. The Advanced Packaging market is driven by the need for improved performance, reduced power consumption, and the ability to image smaller geometries for mobile and automotive applications. These applications continue to demand increasingly complex packaging techniques and heterogeneous device integration from integrated device manufacturers (“IDMs,”), Foundries, and outsourced semiconductor assembly and test (“OSAT”) companies. Our Advanced Packaging tools are designed to optimize productivity for leading-edge 300mm Advanced Packaging applications by delivering proven reliability and low cost of ownership in high-volume manufacturing environments. Our products are known for best-in-class yield coupled with outstanding resolution and depth of focus.

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

Metal Organic Chemical Vapor Deposition Systems and Chemical Vapor Deposition Systems

MOCVD production systems are used to make GaN and As/P-based devices for applications including power electronics, RF devices, specialty LED, display, and many other photonics applications. Our proven TurboDisc® technology is at the heart of our MOCVD systems and is the key to enabling best-in-class deposition uniformity, yield performance and cost per wafer savings for our customers with a combined advantage of high operating uptime and low maintenance costs. Our Lumina® platform is used for As/P deposition, and features long campaigns and low defectivity for exceptional yield and flexibility. Our Propel® series enables the development of highly-efficient GaN-based power electronics, RF devices and advanced GaN-on-silicon micro-LEDs. The Propel® system offers 200mm and fully-automated 300mm technology and incorporates single-wafer reactor technology for outstanding film uniformity, yield, and device performance. Our SiC CVD system has a single wafer reactor concept based on a time-tested industry validated architecture and is used for research and development for SiC power electronics applications.

Molecular Beam Epitaxy Systems

MBE is the process of precisely depositing atomically-thin epitaxial crystalline layers, or epilayers, of elemental materials onto a substrate in an ultra-high vacuum environment. We are a leading supplier of MBE systems worldwide.

Our MBE systems, sources, and components are used to develop and manufacture compound semiconductor devices in a wide variety of applications such as quantum computing, high-power fiber lasers, infrared detectors, mobile phones, radar systems, high efficiency solar cells, and advanced materials science research in academic, governmental, and industrial organizations. The GENxplor® MBE system creates high quality epitaxial layers and is ideal for cutting-edge research on a wide variety of materials including III-V GaAs, nitride, and oxide materials on substrates up to 3” diameter.

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

Sales and Service

We sell our products and services worldwide through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support through warranty and service contracts, as well as on an individual service-call basis. We believe that offering timely support creates stronger relationships with our customers. Revenue from the sales of parts, upgrades, service, and support represented approximately 20%, 22%, and 24% of our net sales for the years ended December 31, 2024, 2023, and 2022, respectively. Parts and upgrade sales represented approximately 15%, 17%, and 18% of our net sales for those years, respectively, and service and support sales were 5%, 5%, and 6% respectively.

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

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date generally within twelve months, and a deposit, when required. Our backlog was $409.6 million and $490.7 million at December 31, 2024 and 2023, respectively.

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

Our principal competitors include: Aixtron; Applied Materials; Canon; Grand Plastics Technology; Mattson Technology; Screen Semiconductor Solutions; Shanghai Micro Electronics Equipment; and Suss MicroTec.

Intellectual Property

Our success depends, in part, on our proprietary technology, and we have approximately 350 patents in the United States and other countries.

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

People

Veeco’s global workforce spans thirteen countries around the world. At the end of 2024, we had 1,231 employees with 290 located in the Asia-Pacific region, 60 in the EMEA region, and 881 in the United States. Approximately 25% of our employees are involved in research and development; 56% in operations, manufacturing, service, and quality assurance; and 19% in sales, order administration, marketing, finance, information technology, general management, and other administrative functions. Our success depends on our ability to attract, retain, and motivate employees. We compete for talent with other companies and organizations. We consider our relations with the Veeco United Team to be favorable. We are subject to various federal, state, and local regulations, and regularly monitor all key employment activities, such as hiring, termination, pay and working practices, to ensure compliance with such regulations. In addition, we may supplement the Veeco United Team with contractors and other temporary workers.

Our Core Values

All Veeco employees are expected to honor our Core Values, which define the way we conduct our business in everyday actions and choices and form the foundation of our culture:

●	We will always put our CUSTOMERS first
●	We will never compromise on SAFETY
●	We will always demonstrate RESPECT
●	We will never stop IMPROVING
●	We will always be ACCOUNTABLE
●	We will never forget that DIVERSITY and INCLUSION make us stronger

Employment, Recruitment and Development

Our recruitment programs are regionally focused. Hiring is done at a local level to ensure compliance with applicable regulations. We advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry, we can attract a strong candidate pool and have successfully filled vacancies. In fiscal 2024, we hired 134 employees, 102 within the United States, 28 in the Asia-Pacific region, and 4 in the EMEA region.

We track and report key talent metrics, including workforce demographics, talent pipeline and diversity. We invest in professional development programs to provide opportunities for individuals to advance their careers in either technical/individual contributor or leadership tracks. We expect all Veeco employees to complete a minimum of 20 hours of training per year to support their personal growth. We offer training and development programs both virtually and in person to benefit employees worldwide. We emphasize the development of future leaders and utilize a talent review process to assess high-potential and high-performing employees for future leadership roles as part of our succession management process. We monitor turnover statistics carefully since turnover is an essential indicator of employee satisfaction. Our 12-month rolling average for voluntary turnover on December 31, 2024 was approximately 7.4%. Our employee average tenure is more than eight years.

Employee Engagement

The engagement and satisfaction of the Veeco United Team are critical to our culture and our success. We remain committed to working with employees to strengthen the Company’s culture. We regularly conduct formal employee surveys to assess global employee engagement, leadership, work environment and culture. The results of our surveys are used to identify various initiatives designed to strengthen our Company. Our executives conduct regular meetings with our global workforce, providing employees with opportunities to engage with senior leaders and ask questions in open Q&A sessions. Finally, we maintain and regularly remind our employees about our confidential third-party hotline service that can be utilized to share their concerns.

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

Culture of Inclusion

We are committed to building and sustaining a culture of inclusion where our people can be their authentic selves and are encouraged to reach their full potential. Our Veeco team, like the technologies we enable, is a rich combination of diverse individuals coming together as Veeco United to make a material difference for our people, our customers, and the world. As a global technology company, we recognize that a diverse employee population makes Veeco stronger, more innovative, and a more engaging place to work. We are always striving to attract talented individuals from a global candidate pool.

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

Conditions of the markets in which we operate are volatile and may experience significant deterioration. Changing market conditions require that we continuously monitor and reassess our strategic resource allocation decisions. If we fail to properly adapt to changing business environments, we may lack the infrastructure and resources necessary to scale up our businesses to successfully compete during periods of growth, or we may incur excess fixed costs during periods of decreasing demand. Adverse market conditions relative to our products may result in:

●	reduced demand for our products, or the rescheduling or cancellation of orders for our products which may result in negative backlog adjustments;
●	asset impairments, including the impairment of goodwill and other intangible assets;
●	unfavorable changes in customer mix and product mix;
●	increased price competition for our products, or increased competition from sellers of used equipment or lower-priced alternatives to our products, which could lead to lower profit margins for our products;
●	increased inventory obsolescence;
●	disruptions in our supply chain;
●	higher operating costs, caused by matters such as rising inflation and interest rates in various regions, which the Company has experienced in the past and may experience in the future; and
●	an increase in uncollectible amounts due from our customers resulting in increased reserves for doubtful accounts and write-offs of accounts receivable.

If the markets in which we participate experience deteriorations or downturns, this could negatively impact our sales and revenue generation, margins, operating expenses, and profitability.

We are exposed to risks of operating a global business.

A majority of our sales are to customers, and significant elements of our supply chain are from suppliers, who are located outside of the United States, which we expect will continue. Our percentage revenue from the sale of products and the provision of services to non-U.S. customers was 77% for fiscal year 2024. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

●	political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote local competitors;
●	global trade issues and uncertainties with respect to trade policies, including tariffs, trade sanctions, and international trade disputes, and the ability to obtain required import and export licenses;
●	differing legal systems and standards of trade which may not honor our contractual or intellectual property rights and which may place us at a competitive disadvantage;
●	pressures from foreign customers and foreign governments for us to increase our operations and sourcing in the foreign country, which may necessitate the sharing of sensitive information and intellectual property rights;

●	conflicting and changing governmental laws and regulations, including varying labor laws and tax regulations;
●	reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, and other adverse consequences;
●	regional or global economic downturns or recessions, varying foreign government support, unstable political environments, and other changes in foreign economic conditions;
●	the impact of regional or global health epidemics;
●	difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash;
●	longer sales cycles and difficulties in collecting accounts receivable; and
●	different customs and ways of doing business.

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine or the conflict in the Middle East. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products (and we note that the Ukraine-Russia geographic region is a significance source of critical raw materials, including neon and palladium, used for semiconductor manufacturing). Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. Parts shortages have required, and may in the future require, that we plan ahead further than usual, and increase our purchase commitments to secure critical components in a timely manner. These challenges, together with other challenges associated with operating a global business, may adversely affect our ability to recognize revenue, our gross margins on the revenue we do recognize, and our other operating results.

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

Over the past several years, the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) has announced new rules aimed in part at restricting China’s ability to obtain advanced computing chips and manufacture advanced semiconductors. Other changes in trade policy by BIS have included, without limitation, the elimination of license exception for Civil End Users (“CIV”), the implementation of new regulations governing the sale of equipment to defined “Military End Users” and for defined “Military End Uses”, the addition of several companies to the U.S. Commerce Department’s Unverified List and Entity List (including Swaysure Technology Co., Ltd. and Semiconductor Manufacturing International Corporation and certain related entities), and the expansion of the “foreign direct product rule” to restrict the sale of certain products if Huawei Technologies Co., Ltd. or its affiliates are parties to a transaction involving the products.

The effect of these changes, among others, is that U.S. companies are now required to obtain export licenses – now at times with a presumption of denial -- before providing commodities, software, and technology (which are subject to the regulations) to customers for whom licensing requirements did not previously apply. These changes have had, and will likely continue to have, a negative effect on our ability to sell and service certain equipment in China. The heightened export restrictions may also result in shipping delays, as the new regulations are interpreted and applied, and may inhibit technical discussions with existing or prospective customers, negatively impacting our ability to pursue sales opportunities. The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals pose a particular disadvantage to the Company relative to certain of our non-U.S. competitors and increase our exposure to foreign and Chinese domestic competition. This difficulty and uncertainty has adversely affected our ability to compete for and win business from customers in China. Foreign customers affected by U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. These heightening restrictions, together with the prospect of additional governmental action (which may include, for example, significant increases in tariffs on a broad array of goods), has adversely affected, and is likely to continue to adversely affect, demand for our products and the results of our operations.

The changes in U.S. trade policy and export controls, as well as sanctions imposed by the U.S. against certain Chinese companies, have triggered retaliatory action by China (including China’s recent ban on exports to the United States of critical minerals gallium, germanium and antimony) and could trigger further retaliation (including the possible escalation of geopolitical tensions between China and Taiwan). In addition, China has provided, and is expected to continue to provide, significant assistance, financial and otherwise, to its domestic industries, including some of our competitors. We face increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned and affiliated entities that is intended to advance China’s stated national policy objectives (including a heightened focus on the production of legacy node and mature chips in response to U.S. and foreign government regulation impeding the production of advanced node chips). In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

Further, trade-related government actions – including for example the addition, past and future, of China-based companies to the U.S. Commerce Department’s Entity List – have prevented and will likely prevent us from fulfilling certain product delivery, installation, warranty, and/or service commitments to affected customers. This may require us to issue refunds for customer prepayments and may lead to disputes, claims for damages, litigation and possible liabilities for the Company. In addition, we hold inventory of products that may be affected by trade-related government actions, or by potential order cancellations. While we take steps to mitigate our exposure in this regard, if the sale of these products is cancelled or delayed and we are unable to return or dispose of this inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record charges associated with this inventory.

We may be unable to obtain required export licenses for the sale of our products.

Whether with respect to sales to customers located in China or otherwise, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on U.S. technology, are subject to the U.S. Export Administration Regulations (“EAR”) when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Currently, our laser annealing, MOCVD, MBE, SiC and certain other systems and products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or qualify for export license exceptions and, as a result, we may be unable to export products to our customers and/or meet their servicing needs (potentially requiring us to refund customer prepayments for unperformed contractual obligations). Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business and reputation.

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

The semiconductor industry, characterized by a high frequency and complexity of technology transitions and inflections, poses unique risks and challenges, including increasingly exacting standards and requirements for performance from Tier 1 customers. Our ability to successfully compete in this market will depend on our ability to address and manage a number of industry-specific risks, including without limitation the following:

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

We are also exposed to potential risks associated with unexpected product performance issues. Our product designs and manufacturing processes are complex and could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs and damages, including increased service and warranty expenses, the need to provide product replacements or modifications, reimbursement for damages caused by our products, product recalls, related litigation, product write-offs, and disposal costs. Product defects could also result in personal injury or property damage, claims for which may exceed our existing insurance coverages (as may other claims, notwithstanding our efforts to maintain a program of insurance coverage for a variety of property, casualty and other risks). These and other costs could be substantial and our reputation could be harmed, resulting in a reduced demand for our products and a negative impact to our business.

In addition, our success is also subject to the risk of future disruptive technologies, including machine learning and artificial intelligence (“AI”). While such technologies offer significant opportunities, they also pose complex and novel risks, including operational risks (such as factual errors or inaccuracies in work product developed using AI), the unintended release of proprietary information, costs of compliance associated with evolving AI laws, regulations and standards, privacy concerns with respect to data dissemination, risks related to intellectual property rights (with respect to both the inputs to the program and ownership rights to AI work product), and risks related to AI’s impact on the workforce. AI technology is complex and rapidly evolving and its implementation can be costly. There is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their use of AI and may develop superior products and services. While it is not possible at this point to accurately identify or predict all of the risks related to the use of AI technologies, our failure to properly anticipate and timely respond to AI-related developments could adversely affect our business, financial condition, and results of operations.

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

Our customer base is also highly concentrated in terms of geography, and the majority of our sales are to customers located in a limited number of countries. Dependence upon sales emanating from a limited number of regions increases our risk of exposure to local difficulties and challenges, such as those associated with regional economic downturns, political instability, trade wars and other trade disruptions, fluctuating currency exchange rates, natural disasters, social unrest, regional epidemics, terrorism, and acts of war. Our reliance upon customer demand arising primarily from a limited number of countries could materially and adversely impact our future results of operations.

The cyclicality of the industries we serve directly affects our business.

Our business depends in large part upon the capital expenditures of manufacturers in our four end-markets: Semiconductor; Compound Semiconductor; Data Storage; and Scientific & Other. We are subject to the business cycles of these industries, the timing, length, and volatility of which are difficult to predict. These industries have historically been highly cyclical and have experienced significant economic downturns in the last decade. As a capital equipment provider, our revenue depends in large part on the spending patterns of our customers, who often delay expenditures or cancel or reschedule orders in reaction to variations in their businesses or general economic conditions. In downturns, we must be able to quickly and effectively align our costs with prevailing market conditions, as well as motivate and retain key employees. However, because a portion of our costs are fixed, our ability to reduce expenses quickly in response to revenue shortfalls may be limited. Downturns in one or more of these industries have had, and will likely have, a material adverse effect on our business, financial condition, and operating results. Alternatively, during periods of rapid growth, we must be able to acquire and develop sufficient manufacturing capacity to meet customer demand and attract, hire, assimilate, and retain a sufficient number of qualified people. Our net sales and operating results may be negatively affected if we fail to accurately predict and effectively respond.

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

Furthermore, certain key parts may be subject to long lead-times or may be obtainable only from a single supplier or limited group of suppliers, and some sourcing and assembly is provided by suppliers located in countries other than the United States. We may experience significant interruptions in our manufacturing operations, delays in our ability to timely deliver products or services, increased costs, or customer order cancellations as a result of:

●	the failure or inability of our suppliers to timely deliver quality parts;
●	volatility in the availability and cost of materials;
●	difficulties or delays in obtaining required import or export approvals;
●	information technology or infrastructure failures;
●	natural disasters and other events beyond our control, such as earthquakes, tsunamis, fires, floods, storms, power outages and potential impacts of climate change; or
●	other causes such as regional or global economic downturns or recessions, international trade disruptions, health epidemics, political instability, terrorism, or acts of war, which could result in delayed deliveries, manufacturing inefficiencies, increased costs, or order cancellations.

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

Certain of the parts, components, and sub-assemblies included in our products are obtained from a single source or a limited group of suppliers. Our inability to develop alternative sources, as necessary, could result in a prolonged interruption in our ability to supply related products, a failure on our part to meet the demands of our customers, and a significant increase in the price of related products, which could adversely affect our business, financial condition, and results of operations.

Our failure to successfully manage our outsourcing activities or failure of our outsourcing partners to perform as anticipated could adversely affect our results of operations.

To better align our costs with market conditions, increase the percentage of variable costs relative to total costs, and increase productivity and operational efficiency, we have outsourced certain functions to third parties, including the manufacture of several of our systems. While we maintain some level of internal manufacturing capability for these systems, we rely on our outsourcing partners to perform their contracted functions to allow us flexibility to adapt to changing market conditions, including periods of significantly diminished order volumes. If our outsourcing partners do not perform as required, or if our outsourcing efforts do not allow us to realize the intended cost savings and flexibility, our results of operations (and those of our third-party providers) may be adversely affected. Disputes and possibly litigation involving third party providers could result and we could suffer damage to our reputation. Dependence on outsourcing may also adversely affect our ability to bring new products to market. Although we attempt to select reputable providers, one or more of these providers could fail to perform as we expect. If we do not effectively manage our outsourcing efforts or if third party providers do not perform as anticipated, we may not realize the benefits of productivity improvements and we may experience operational difficulties, increased costs, manufacturing and installation interruptions or delays, inefficiencies in the structure and operation of our supply chain, loss of intellectual property rights, quality issues, increased product time-to-market, and an inefficient allocation of our human resources, any or all of which could materially and adversely affect our business, financial condition, and results of operations.

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

We write-off excess and obsolete inventory based on historical trends, future usage forecasts, and other factors including the amount of backlog we have on hand. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the reserves required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize the associated costs in our financial statements at the time of such determination. In addition, we place orders with our suppliers based on our customers’ orders. If our customers cancel their orders with us, we may not be able to cancel our orders with our suppliers. Resulting charges could have a material adverse effect on our results of operations and financial condition.

We are exposed to risks associated with business combinations, acquisitions, strategic investments and divestitures.

We have completed several significant acquisitions and investments in the past (including our 2023 acquisition of Epiluvac AB, a producer of SiC-based products and technology), and we will consider new opportunities in the future. Acquisitions, investments and other business combinations involve numerous risks, many of which are unpredictable and beyond our control, including the following:

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

As a general principle, we seek to invest our capital in areas that we believe best align with our business strategy and will help optimize future returns. Our capital investments may not generate the expected returns or hoped-for results. We may not be able to obtain desired grants, investment tax credits, or other governmental incentives, such as funding through the U.S. CHIPS and Science Act of 2022. Significant judgment is required when assessing and selecting capital investments, and we could invest in projects that are ultimately less profitable than other projects which we do not select, ultimately harming our business, results of operations and financial condition.

We are exposed to various risks associated with global regulatory requirements.

As a public company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions, and the rules and regulations of various governing bodies, which may differ among jurisdictions. We are required to comply with legal and regulatory requirements pertaining to such matters as data privacy, anti-corruption, labor laws, immigration, accounting standards, financial disclosures, taxes, cybersecurity, customs, trade, corporate governance, conflict minerals, and antitrust regulations, among others. In addition, we are required to comply with laws and regulations pertaining to carbon emissions and other regulatory requirements addressing climate change concerns. These laws and regulations, which are ever-evolving and at times complex and inconsistent, impose costs on our business and divert management time and attention from revenue-generating activities. Changes to or ambiguities in these laws and regulations may create uncertainty regarding our compliance requirements. While we intend to comply with these regulatory requirements, if we are found by a court or regulatory agency to have failed in these efforts, our business, financial condition, and results of operations could be adversely affected.

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

All information systems are subject to breach and disruption. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of expertise and motives (including industrial espionage), including organized criminal groups, nation states, and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, or other means which could affect service reliability and threaten the confidentiality, integrity, and availability of information. These risks have been exacerbated by an increase in employees working from home, global conflicts and geopolitical tensions (including increasing tension between the U.S. and China governments), and by the possible use of AI to directly attack information systems with greater speed and efficiency than human bad actors.

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

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns and recessions in different parts of the world. In the event of a downturn, many of our customers may delay or reduce their purchases of our products and services. If negative conditions in the credit markets, such as a recommencement of increases in interest rates, prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, their ability to continue to supply materials to us may be negatively affected.

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

We are exposed to foreign currency exchange rate risks that are inherent in our anticipated sales, purchase commitments, and assets and liabilities that are denominated in currencies other than the U.S. dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, hedging activities may not always be available or adequate to mitigate the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise properly manage foreign currency risks could materially and adversely affect our financial condition, results of operations, and liquidity.

We may be required to take impairment charges on assets.

We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce fair values below carrying amounts.

As part of our long-term strategy, we may pursue future acquisitions of, or investments in, other companies or assets which could increase our assets. We are required to test certain of our assets, including acquired intangible assets, property, plant, and equipment, and equity investments without readily observable market prices, for recoverability and impairment whenever there are indicators of impairment such as an adverse change in business climate. Adverse changes in business conditions or worse-than-expected performance by acquired companies could negatively impact our estimates of future operations and result in impairment charges to acquired assets. For example, during the fourth quarter of 2024, we recorded an asset impairment charge of $28.1 million related to the intangible assets acquired as part of our acquisition of Epliluvac AB. If our assets are further impaired, our financial condition and results of operations could be materially and adversely affected.

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

As of December 31, 2024, we had $26.5 million in principal amounts outstanding in 2025 Notes, $25.0 million in principal amounts outstanding in 2027 Notes, and $230.0 million in principal amounts outstanding in 2029 Notes (together, the “Notes”). The 2025 Notes subsequently matured in January 2025 and were settled through the issuance of Company shares to the noteholders. In addition, as of December 31, 2024, we had an undrawn senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $225.0 million, including a $15.0 million letter of credit sublimit.

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

Finally, holders of the Notes will have the right to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change before the maturity date. Additionally, in the event the conditional conversion features of the Notes are triggered (as is currently the case for the 2027 Notes through March 31, 2025), holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert the Notes, or if a fundamental change occurs before maturity, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, which could adversely impact our liquidity. Additionally, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted. In addition, even if holders do not elect to convert the Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Issuance of our common stock, if any, upon conversion of the Notes, as well as the capped call transactions and the hedging activities of the option counterparties, may impair or reduce our ability to utilize or our research and development credits carryforwards in the future.

Pursuant to U.S. federal and state tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (“NOLs”) carried forward from prior years and to reduce from tax liabilities in any year foreign tax credits and R&D credits carried forward from prior years.

As of December 31, 2024, we had U.S. federal R&D credits carryforwards of approximately $35.1 million expiring in varying amounts between 2035 and 2044. If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the federal credits carry forward limitation under Section 383 of the Internal Revenue Code would impose an annual limit on the amount of tax liabilities that may be offset by R&D credits generated prior to the change in ownership. If an ownership change were to occur, we may be unable to use a significant portion of our R&D credit carryforwards to offset future tax liabilities.

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

The stock market in general and the market for technology stocks in particular has experienced significant volatility. The trading price of our common shares has fluctuated significantly and could decline independent of the overall market, and shareholders could lose all or a substantial part of their investment. For example, in 2024 our stock price ranged from a closing high of $48.47 to a closing low of $25.99. The market price of our common shares could continue to fluctuate in response to several factors, including among others:

●	difficult macroeconomic conditions, economic recessions, international trade disputes, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crisis and a failure of large financial institutions;
●	actual or anticipated variations in our results of operations;
●	issues associated with the performance of our products, or the performance of our internal systems such as our customer relationship management (“CRM”) system or our enterprise resource planning (“ERP”) system;
●	announcements of financial developments or technological innovations;
●	our failure to meet the performance estimates of investment research analysts;
●	changes in recommendations and financial estimates by investment research analysts, and decisions by investment research analysts to cease coverage of our Company;
●	margin trading, short sales, hedging and derivative transactions involving our common stock;
●	our failure to successfully implement cost reduction initiatives and restructuring activities, if and when required;
●	our failure to maintain an effective system of disclosure controls and internal control over financial reporting, which may result in our inability to timely and accurately report our financial results or difficulties in satisfying internal control evaluations and attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002; and
●	the commencement of, and rulings on, litigation and legal proceedings.

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

We are subject to environmental, health, and safety regulations in connection with our business operations, including but not limited to regulations relating to the development, manufacture and use of our products, recycling and disposal of related materials, and the operation and use of our facilities and real property. Failure or inability to comply with existing or future environmental, health and safety regulations – including, for example, those relating to carbon emissions, climate change, and the use and sale of products containing hydrofluorocarbons and per- and polyfluoroalkyl substances -- could result in significant remediation liabilities, the imposition of fines, the suspension or termination of research, development, or use of certain of our products, and other harm to the Company, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are committed to ensuring safe working conditions, treating our employees with dignity and respect, and sourcing, manufacturing, and distributing our products in a responsible and environmentally friendly manner, and any failure on our part to do so may cause reputational and other harm for the Company. Furthermore, some of our operations involve the storage, handling, and use of hazardous materials that may pose a risk of fire, explosion, or environmental release. Such events could result from acts of terrorism, natural disasters, or operational failures and may result in injury or loss of life to our employees and others, environmental contamination, and property damage. These events may cause a temporary shutdown of an affected facility, or portion thereof, and we could be subject to penalties or claims as a result. Each of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our environmental, social and governance (“ESG”) goals and strategies could be costly to implement, and we are exposed to risks associated with failures to comply with evolving and varying sustainability-related requirements.

From time to time the Company communicates its strategies, commitments and targets relating to ESG matters, including initiatives pertaining to climate change, human rights, diversity and inclusion, among others. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. Furthermore, the standards for measuring and reporting sustainability metrics may change over time and could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them.

In addition, several of our key stakeholders -- including customers, investors, advisory firms and suppliers -- have established expectations pertaining to our sustainability practices. Third-party rating agencies have also established standards for a range of sustainability-related matters, which may be inconsistent and are subject to change. These expectations, standards and requirements may impact the manner in which we do business, our costs of doing business, our reputation, and the willingness of our stakeholders to engage with, invest in, or retain us.

We are also subject to various sustainability laws and regulations, such as the State of California’s new climate change disclosure rules, the European Union’s Corporate Sustainability Reporting Directive, and the U.S. Securities and Exchange Commission’s rules on climate-related risks. Compliance with such laws and regulations, as well as increased scrutiny from regulators, could result in additional costs and expose us to new risks. Any failure to achieve or satisfy ESG-related regulations, requirements or targets could adversely impact the demand for our products, subject us to significant costs and liabilities, and result in reputational harm.

We have adopted certain measures that may have anti-takeover effects, which may make an acquisition of the Company by another company more difficult.

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring, or preventing a takeover or other change in control of the Company, which a holder of our common stock may not consider to be in the holder’s best interest. For example, our board of directors has the authority to issue up to 500,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred stock). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

In addition, our board of directors is divided into three classes with each class serving a staggered three-year term. The existence of a classified board makes it more difficult for our shareholders to change the composition of our board of directors, and therefore the Company’s policies, in a relatively short period of time. Furthermore, we have adopted certain certificate of incorporation and bylaws provisions which have anti-takeover effects. These include: (a) requiring certain actions to be taken at a meeting of shareholders rather than by written consent, (b) requiring a super-majority of shareholders to approve certain amendments to our bylaws, (c) limiting the maximum number of directors, and (d) providing that directors may be removed only for cause. These measures and those described above may have the effect of delaying, deferring, or preventing a takeover or other change in control of the Company that a holder of our common stock may not consider to be in the holder’s best interest. In addition, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer, or prevent a takeover attempt that a holder of our common stock may not consider to be in the holder’s best interest. Despite these measures, an activist shareholder could undertake action to implement governance, strategic, or other changes to the Company which a holder of our common stock may not consider to be in the holder’s best interest. Such activities could interfere with our ability to execute our strategic plans, be costly and time consuming, disrupt our operations, and divert the attention of management and our employees.

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Cybersecurity represents a critical component of the Company’s overall approach to risk management. Our cybersecurity practices are integrated into the Company’s enterprise risk management (“ERM”) approach, and cybersecurity risks are among the core enterprise risks identified for oversight by our Board of Directors and the Board’s Audit Committee through our annual ERM assessment. Our cybersecurity policies and practices follow the cybersecurity framework of the National Institute of Standards and Technology and other applicable industry standards. We generally approach cybersecurity threats through a cross-functional, multi-layered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) maintaining the confidence of our customers, clients and business partners; (iii) preserving the confidentiality of internal and external information; and (iv) protecting the Company’s intellectual property.

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

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities as of December 31, 2024 are as follows:

	Approximate
Owned Facilities Location	Size (sq. ft.)	Use
Plainview, NY	80,000	Corporate Headquarters; R&D; Sales & Service; Administration
Somerset, NJ	80,000	R&D; Manufacturing; Sales & Service; Administration
St. Paul, MN	43,000	R&D; Manufacturing; Sales & Service; Administration
Somerset, NJ	38,000	R&D; Sales & Service; Administration

	Approximate		Lease
Leased Facilities Location	Size (sq. ft.)	Use	Expiration
San Jose, CA	100,000	R&D; Manufacturing; Sales & Service; Administration	2037
Somerset, NJ	57,000	Warehouse	2027
Horsham, PA	49,000	R&D; Manufacturing; Sales & Service; Administration	2033
Waltham, MA	17,000	R&D; Sales & Service; Administration	2030
Solvegatan, Sweden	4,000	R&D; Manufacturing; Sales & Service; Administration	2028

In addition to the above, our foreign sales and service subsidiaries lease office space in China, Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Thailand, and Taiwan. We believe our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

The discussion under the heading Legal Proceedings within Note 10, “Commitments and Contingencies” to the Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “VECO.” As of February 7, 2025, there were approximately 110 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2019

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2019	2020	2021	2022	2023	2024
Veeco Instruments Inc.	100.00	118.22	193.87	126.52	211.30	182.50
S&P Smallcap 600	100.00	111.29	141.13	118.41	137.42	149.37
RDG MidCap Technology	100.00	132.76	81.82	36.09	38.89	40.63

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-K.

The following section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 16, 2024.

Executive Summary

We are an innovative manufacturer of semiconductor process equipment. Our proven ion beam, laser annealing, lithography, MOCVD, and single wafer wet processing technologies play an integral role in the fabrication and packaging of advanced semiconductor devices. With equipment designed to optimize performance, yield and cost of ownership, Veeco holds leading technology positions in the markets we serve. To learn more about Veeco’s systems and service offerings, visit www.veeco.com.

Veeco executed well during 2024, accomplishing a number of milestones, including:

●	Solidly executing our multi-year growth strategy highlighted by several strategic wins. We shipped and recognized revenue on our first Nanosecond Annealing (“NSA”) system at a leading-edge logic customer, shipped a 300mm GaN on Si evaluation system to a Tier 1 power device customer, and reached an agreement to ship an LSA evaluation system to another leading memory customer in 2025;

●	Shipped multiple Laser Annealing systems to Tier 1 logic and memory customers for new architectures and technologies such as Gate-All-Around and High Bandwidth Memory;

●	Won additional customer orders in Advanced Packaging with our strong position in wet processing as PTOR for a process step in Heterogenous Integration and 3D Packaging for AI;

●	Maintained investments toward our largest Served Available Market (“SAM”) growth opportunities in the Semiconductor and Compound Semiconductor markets, including strategic investments in R&D and our evaluation program;

●	Achieved year-on-year revenue growth for the Company, including record revenue in the Semiconductor market, which grew 13% and outperformed Wafer Fabrication Equipment (“WFE”) spending growth for the fourth consecutive year.

We believe these accomplishments position us well to capture our largest SAM growth opportunities in the coming years.

Business Update

The Semiconductor industry has historically demonstrated cyclicality based on fluctuations in global chip demand and production capacity. Sales in the Semiconductor industry are estimated to have increased year-over-year in 2024 to around $650 billion dollars. Looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are projected to accelerate global spending in next-generation technologies.

Growth in the Semiconductor industry, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in WFE spending. In an effort to improve chip performance, optimize power consumption, and reduce costs, today’s most advanced Semiconductor manufacturers are shrinking device geometries, investing in more complex transistor designs such as Gate-All-Around and exploring 3D architectures. As a result, growth of the WFE market is forecasted to keep pace with long-term growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Our strategy of investing in advanced logic and memory has enabled our Semiconductor business to outperform WFE growth for four consecutive years. Veeco’s technologies are at the forefront of enabling new technical innovations in the manufacture of high-performance AI chips and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our SAM to a broad range of new applications.

Semiconductor revenue increased by 13% in 2024 from the prior year, comprising 65% of total revenue. This increase was driven by our Laser Annealing business with both leading and mature node customers. Our laser annealing solutions continue to gain acceptance at advanced logic nodes, highlighted by recent order activity involving both new and existing customers. In 2024, we received laser annealing orders from, and shipped systems to several leading-edge logic customers, including for customers’ Gate-All-Around processes. We also shipped and recognized revenue on our first NSA system to a leading logic customer in the fourth quarter. In the memory market, we continue to ship systems to a Tier 1 customer for high volume production of HBM and advanced DRAM devices. While our growth strategy is predominately focused on advanced node logic and memory, LSA shipments to mature node customers have continued to increase in 2023 and 2024, predominantly driven by new greenfield fabs and capacity additions in China.

We have two next generation laser annealing systems under evaluation at Tier 1 foundry and logic customers. This next generation system, the NSA500, covers the nano-second annealing regime and complements our LSA product. This new system is part of our continued effort to enable our customers’ product roadmap by providing innovative annealing solutions. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM for new advanced node logic and memory applications, including low thermal budget anneals for Gate-All-Around transistors and advanced 3D devices.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition LDD system for mask blanks. Leading logic and memory customers expect EUV and High-Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps, which our Ion Beam Deposition technology is a key enabler of. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to new mask blank applications.

We also have two Ion Beam Deposition “IBD300” systems under evaluation at leading memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI. In the fourth quarter, we announced over $50 million in orders for our Wet Processing systems from a leading foundry, a HBM manufacturer, and OSATs. Our Advanced Packaging lithography systems are used for packaging applications such as fan out wafer level packaging and other advanced packaging solutions. After two years of slow order activity driven by consumer markets, we are beginning to see an increase in quoting and order activity from IDM’s, foundries, and OSAT’s driven by capacity expansions for AI and mobile markets.

Looking ahead, we anticipate seeing growth in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI. At the same time, recent engagement with customers in China has moderated, and we expect a decline in China revenue heading into 2025.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets. We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in 2024 from the prior year. Looking ahead, in the Silicon Carbide market, the slowdown in EV adoption has weakened demand as some customers continue their transition to 200mm production. Additionally, market penetration of our previously acquired Silicon Carbide technology has not met our expectations. In GaN Power, emerging use cases have driven some traditional silicon power electronics manufacturers to consider adoption of GaN at 300mm, and we have an evaluation system outstanding at a Tier 1 Power device customer. We are also seeing photonics opportunities in areas such as solar and MicroLEDs.

We address the Data Storage market with sales of our Ion Beam technology. Demand for our Ion Beam products is driven by demand for cloud-based storage. Revenue from our Data Storage products increased in 2024 as compared to the prior year. Looking ahead, while customer utilizations are improving, they remain well below peak levels from a few years ago and customers are not investing to expand new system capacity in 2025 as they bring idle capacity back on line. As a result, we expect an approximate $60 to $70 million reduction in revenue in our Data Storage business in 2025.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market declined slightly in 2024 from the prior year.

Results of Operations

Years Ended December 31, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2024 and 2023 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Net sales	$717,301	100%	$666,435	100%	$50,866	8%
Cost of sales	413,296	58%	381,376	57%	31,920	8%
Gross profit	304,005	42%	285,059	43%	18,946	7%
Operating expenses, net:
Research and development	124,507	17%	112,853	17%	11,654	10%
Selling, general, and administrative	99,663	14%	92,756	14%	6,907	7%
Amortization of intangible assets	6,983	1%	8,481	1%	(1,498)	(18)%
Asset impairment	28,131	4%	—	—%	28,131	*
Other operating expense (income), net	(22,260)	(3)%	1,029	—%	(23,289)	* %
Total operating expenses, net	237,024	33%	215,119	32%	21,905	10%
Operating income	66,981	9%	69,940	10%	(2,959)	(4)%
Interest income (expense), net	1,853	0%	(1,187)	(0)%	3,040	* %
Other income (expense), net	—	—%	(97,091)	(15)%	97,091	*
Income (loss) before income taxes	68,834	10%	(28,338)	(4)%	97,172	*
Income tax expense (benefit)	(4,880)	(1)%	2,030	—%	(6,910)	*
Net income (loss)	$73,714	10%	$(30,368)	(5)%	$104,082	*
*	Not meaningful

Net Sales

The following is an analysis of sales by end-market and by region:

	Year ended December 31,				Change
	2024		2023		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$466,611	65%	$412,724	62%	$53,887	13%
Compound Semiconductor	77,591	11%	87,258	13%	(9,667)	(11)%
Data Storage	98,852	14%	88,473	13%	10,379	12%
Scientific & Other	74,247	10%	77,980	12%	(3,733)	(5)%
Total	$717,301	100%	$666,435	100%	$50,866	8%
Sales by geographic region
United States	$164,564	23%	$162,790	24%	$1,774	1%
EMEA	61,730	9%	76,697	12%	(14,967)	(20)%
China	255,619	36%	217,942	33%	37,677	17%
Rest of APAC	234,591	32%	208,693	31%	25,898	12%
Rest of World	797	—%	313	—%	484	155%
Total	$717,301	100%	$666,435	100%	$50,866	8%

Total sales increased for the year ended December 31, 2024 against the comparable prior year period in the Semiconductor and Data Storage markets, partially offset by a decrease in the Compound Semiconductor, and Scientific & Other markets. By geography, sales increased in the China, and Rest of APAC regions, partially offset by a decrease in the EMEA region. Included within the Rest of APAC region for the year ended December 31, 2024 were sales in Taiwan and Japan of $115.3 million and $67.4 million, respectively, while sales within Rest of APAC region for the year ended December 31, 2023 included sales in Japan, Taiwan, and Singapore of $74.7 million, $62.7 million, and $32.2 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate.

Gross Profit

In 2024, gross profit increased compared to 2023 primarily due to an increase in sales volume, partially offset by decreased gross margins. Gross margins decreased principally due to unfavorable product mix of sales and higher service costs. We expect our gross margins to fluctuate each period due to product mix and other factors.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased in 2024 compared to 2023 primarily due to personnel-related expenses as we invest in new research and development and additional applications for our technology in order to be well-positioned to capitalize on emerging global megatrends and support longer term growth in Semiconductor and Compound Semiconductor markets. However, expenses as a percentage of revenue have remained flat when compared to the prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses increased in 2024 compared to 2023. However, expenses as a percentage of revenue have remained flat when compared to the prior period. Given the uncertainty regarding the impacts on our business resulting from the general macroeconomic environment, we are focused on the proactive management of expenses.

Amortization Expense

Amortization expense decreased in 2024 compared to 2023 primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized in 2023.

Asset Impairment

During 2024, we recorded a non-cash impairment charge of $28.1 million related to intangible assets of our SiC technology acquired from Epiluvac in 2023, due to our market penetration not meeting expectations.

Other Operating Expense (Income), Net

Net other operating income in 2024 was primarily due to a $21.2 million reduction in the expected earn-out payments to be made to the previous shareholders of Epiluvac, as well as proceeds from the sale of productive assets.

Interest Income (Expense)

For the year ended December 31, 2024, we recorded net interest income of $1.9 million, compared to $1.2 million of net interest expense for the prior year. The increase in net interest income was primarily related to an increase of interest income of approximately $2.3 million due to a higher interest rate environment for 2024 compared to 2023.

Additionally, the Company had a decrease of interest expense of approximately $0.7 million due to a reduction in convertible note and bank guarantee interest expenses.

Other Income (Expense)

For the year ended December 31, 2023, we recorded a loss on extinguishment of approximately $97.1 million related to the repurchase and retirement of approximately $206.0 million aggregate principal amount of our 2025 and 2027 Notes.

Income Taxes

Our income tax benefit for the year ended December 31, 2024, was $4.9 million, compared to income tax expense of $2.0 million for the prior year. The 2024 income tax benefit was primarily attributed to 1) $12.2 million of income tax benefits associated with asset impairments, 2) a $7.9 million income tax benefit related to research and development tax credits, and 3) a $5.1 million income tax benefit related to Foreign-Derived Intangible Income, partially offset by 4) a $20.3 million income tax expense related to pre-tax income from operations. The 2023 income tax expense of $2.0 million was primarily comprised of 1) a $16.2 million income tax expense related to pre-tax income from operations, and 2) a $2.0 million income tax expense related to share-based compensation, partially offset by 3) a $7.5 million income tax benefit related to Foreign-Derived Intangible Income, 4) a $7.7 million income tax benefit associated with research and development tax credits, and 5) a $1.0 million income tax benefit associated with the loss on extinguishment of convertible notes under Section 249 of the Internal Revenue Code of 1986, as amended (Section 249).

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$145,595	$158,781
Restricted cash	224	339
Short-term investments	198,719	146,664
Total	$344,538	$305,784

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2024 and 2023, cash and cash equivalents of $45.1 million and $46.8 million, respectively, were held outside the United States. As of December 31, 2024, we had $21.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided. Approximately $9.6 million of undistributed earnings would be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.2 million for foreign withholding taxes for the undistributed earnings.

We believe that our projected cash flow from operations, combined with our cash and short-term investments, will be sufficient to meet our projected working capital requirements, contractual obligations, and other cash flow needs for the next twelve months, including scheduled interest payments on our convertible senior notes, purchase commitments, and payments required under our operating leases.

A summary of the cash flow activity for the year ended December 31, 2024 and 2023 is as follows:

Cash Flows from Operating Activities

	Year Ended December 31,
	2024	2023

	(in thousands)
Net income (loss)	$73,714	$(30,368)
Non-cash items:
Depreciation and amortization	25,143	24,966
Non-cash interest expense	1,257	1,118
Deferred income taxes	(8,729)	(2,211)
Share-based compensation expense	35,879	28,558
Loss on extinguishment of debt	—	97,091
Asset impairment	28,131	—
Impairment of equity investment	404	—
Provision for bad debts	—	316
Change in contingent consideration	(21,242)	701
Changes in operating assets and liabilities	(70,742)	(58,497)
Net cash provided by (used in) operating activities	$63,815	$61,674

Net cash provided by operating activities was $63.8 million for the year ended December 31, 2024 and was due to net income of $73.7 million and adjustments for non-cash items of $60.8 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $70.7 million. The changes in operating assets and liabilities were largely attributable to an increase in inventories largely related to higher work-in-process and evaluation systems at customer facilities, an increase in contract assets, and a decrease in contract liabilities.

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

Cash Flows from Investing Activities

	Year Ended December 31,
	2024	2023

	(in thousands)
Capital expenditures	$(18,113)	$(27,930)
Changes in investments, net	(48,467)	4,973
Acquisitions of businesses, net of cash acquired	—	(30,373)
Proceeds from the sale of productive assets	2,033	—
Net cash provided by (used in) investing activities	$(64,547)	$(53,330)

The cash used in investing activities during the year ended December 31, 2024 was primarily attributable to net cash used for capital expenditures, and net investment activity, partially offset by proceeds from the sale of productive assets. The cash used in investing activities during the year ended December 31, 2023 was attributable to net cash used in the acquisition of Epiluvac, and capital expenditures, partially offset by changes in net investment activity.

Cash Flows from Financing Activities

	Year Ended December 31,
	2024	2023

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(10,761)	$(6,391)
Contingent consideration payment	(1,818)	(2,500)
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202
Extinguishment of Convertible Notes	—	(218,991)
Net cash provided by (used in) financing activities	$(12,579)	$(4,680)

The cash used in financing activities for the year ended December 31, 2024 was related to cash used to settle taxes related to employee equity programs and a contingent consideration payment related to the Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan. The net cash used in financing activities for the year ended December 31, 2023 was related to the partial repurchase of the 2025 Notes and 2027 Notes, repayment of the 2023 Notes, a contingent consideration payment related to the Epiluvac acquisition, as well as cash used to settle taxes related to employee equity programs, partially offset by proceeds from issuance of the 2029 Notes.

Convertible Senior Notes and Revolving Credit Facility

We have $26.5 million outstanding principal balance of 3.50% convertible senior notes that bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, and mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted. These 2025 Notes subsequently matured in January 2025 and were settled through the issuance of Company shares to the noteholders. In addition, we have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. These 2027 Notes are currently convertible by shareholders and callable by the Company until March 31, 2025. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

Furthermore, we have access to a $225.0 million revolving credit facility to provide for our working capital needs and reimburse drawings under letters of credit and for other general corporate purposes. The Company has no immediate plans to draw down on the facility, which expires in December of 2026. Interest under the facility is variable based on the Company’s secured net leverage ratio and is expected to bear interest based on SOFR plus a range of 150 to 225 basis points, if drawn. There is a yearly commitment fee of 25 to 35 basis points, based on the Company’s secured net leverage ratio, charged on the unused portion of the Facility.

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services, including purchase obligations of $177.4 million as of December 31, 2024 for inventory used in the manufacture of our products, as well as equipment and project materials used to support research and development activities. We generally do not enter into purchase commitments extending beyond one year. At December 31, 2024, we have $18.7 million of offsetting supplier deposits that will be applied against these purchase commitments. We expect to fund these contractual arrangements with cash generated from operations in the normal course of business, as well as existing cash and cash equivalents and short-term investments. In addition, we have bank guarantees and letters of credit issued by a financial institution on our behalf as needed. At December 31, 2024, outstanding bank guarantees and letters of credit totaled $18.1 million and unused bank guarantees and letters of credit of $21.6 million were available to be drawn upon.

Lease Obligations

As of December 31, 2024, our operating lease obligation was $53.1 million relating to various operating lease arrangements for certain facilities. Refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements for further discussion related to our lease obligations.

We believe that we have sufficient capital resources and cash flows from operations to support the above mentioned short-term obligations.

Critical Accounting Estimates

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

We consider the following estimates within our significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them. See Note 1 Significant Accounting Policies of our Consolidated Financial Statements for additional information regarding our accounting policies.

Revenue Recognition

We recognize revenue upon the transfer of control of the promised product or service to the customer in an amount that reflects the consideration we expect to receive in exchange for such product or service. We perform the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. Management uses judgements in identifying performance obligations, determining stand-alone selling price (“SSP”) for each distinct performance obligation and allocating consideration from an arrangement to the individual performance obligations based on the SSP. The SSPs are determined based on the prices at which we separately sell systems, upgrades, components, spare parts, installation, maintenance, and service plans. For items that are not sold separately, we estimate SSPs generally using an expected cost plus margin approach. Any material changes in the identification of performance obligations, determination and allocation of the transaction price to performance obligations, and determination of when transfer of control occurs to the customer, could impact the timing and amount of revenue recognition, which could have a material effect on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Each quarter we assess the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of our estimated usage requirements is written down to its estimated net realizable value if less than cost. We evaluate usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for our products may require a write down of inventory that could materially affect our operating results.

Long-lived Assets

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

Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. The calculation of our provision for income taxes and effective tax rate involves significant judgment in estimating the impact of uncertainties in the application of complex and evolving tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. Deferred income taxes reflect the net tax effect of temporary differences between the asset and liability balances recognized for financial reporting purposes and the balances used for income tax purposes, as well as the tax effect of carry forwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. These estimates consider future operational results including realizability of our deferred tax assets. Deferred tax assets and liabilities are adjusted to reflect the effects of enacted changes in tax rates, laws and status, including changes in tax incentives.

Recent Accounting Pronouncements

We adopted ASU 2020-06 effective January 1, 2022 and ASU 2023-07 effective December 31, 2024. We are also evaluating other pronouncements recently issued but not yet adopted, including ASU 2023-09 and ASU 2024-03. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements. Refer to Note 1, “Significant Accounting Policies,” for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $198.7 million at December 31, 2024. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2024, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.3 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Changes in currency exchange rates could affect our foreign currency denominated monetary assets and liabilities and forecasted cash flows. We may enter into monthly forward derivative contracts with the intent of mitigating a portion of this risk. We only use derivative financial instruments in the context of hedging and not for speculative purposes and have not designated our foreign exchange derivatives as hedges. Accordingly, changes in fair value from these contracts are included in “Other operating expense (income), net” in our Consolidated Statements of Operations. We execute derivative transactions with highly-rated financial institutions to mitigate counterparty risk.

Our net sales to customers located outside of the United States represented approximately 77% of our total net sales in 2024. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 5% of total net sales in 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2024. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2024.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Veeco Instruments Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Veeco Instruments Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 14, 2025

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

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

We have a Securities Trading Policy governing the purchase, sale, and other dispositions of our securities that applies to all our directors, officers, employees, and other individuals associated with us. We believe that our Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Conflict Minerals Report of Veeco Instruments Inc.	SD	1.01	5/30/2024
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 18, 2010.	10-K	3.8	2/24/2011
3.6	Seventh Amended and Restated Bylaws of Veeco effective January 9, 2023.	8-K	3.1	1/10/2023
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco dated March 14, 2001.	10-Q	3.1	5/9/2001
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Indenture, dated as of May 18, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	5/18/2020
4.4	Form of 3.75% Convertible Senior Notes due 2027.	8-K	4.1	5/18/2020
4.5	Indenture, dated as of November 17, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	11/17/2020
4.6	Form of 3.50% Convertible Senior Notes due 2025.	8-K	4.1	11/17/2020
4.7	Indenture, dated as of May 19, 2023, between Veeco Instruments Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	4.1	8/7/2023
4.8	Form of 2.875% Convertible Senior Notes due 2029.	10-Q	4.2	8/7/2023

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/21/2020
4.10	Amendment No. 2 to the Veeco Instruments Inc. 2019 Stock Incentive Plan dated as of May 9, 2024.	S-8	4.9	8/9/2024
10.1	Lease dated February 18, 2021 between Veeco Instruments Inc. and Trimble-Junction Ventures LLC.	8-K	10.1	2/24/2021
10.2*	Veeco Severance Benefits Policy, effective May 1, 2009.	10-K	10.1	2/22/2021
10.3*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.4*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.	10-Q	10.1	11/3/2017
10.5*	Veeco Instruments Inc. 2019 Stock Incentive Plan.	S-8	10.1	5/7/2019
10.6*	Amendment No. 1 to the Veeco Instruments Inc.2019 Stock Incentive Plan.	S-8	4.8	5/20/2022
10.7	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011)	S-8	10.1	5/26/2017
10.8	Form of Capped Call Confirmation.	8-K	10.1	5/18/2020
10.9	Exchange Agreement.	8-K	10.1	11/17/2020
10.10	Note Purchase Agreement, dated as of November 5, 2021, by and between Veeco Instruments Inc. and Lynrock Lake LLP.	8-K	10.1	11/8/2021
10.11	Loan and Security Agreement, dated as of December 16, 2021, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	8-K	10.1	12/20/2021
10.12	Guaranty, dated as of December 16, 2021, by the guarantors, identified therin in favor of HSBC Bank USA, National Association, as agent.	8-K	10.2	12/20/2021
10.13	First Amendment to Loan and Security Agreement, dated as of May 19, 2023, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays Bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	10-Q	10.1	8/7/2023

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.14	Third Amendment to Loan and Security Agreement, dated as of August 2, 2024, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, Citizens Bank, N.A., and the lenders from time to time party thereto.	8-K	10.1	8/2/2024
10.15*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.16	2/22/2021
10.16*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2020.	10-K	10.17	2/22/2021
10.17*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.1	5/4/2021
10.18*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2021.	10-Q	10.2	5/4/2021
10.19*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.1	5/9/2022
10.20*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.2	5/9/2022
10.21*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.1	5/8/2023
10.22*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.2	5/8/2023
10.23*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2024.	10-Q	10.1	5/7/2024
10.24*	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2024.	10-Q	10.2	5/7/2024
10.25*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013
10.26*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.27*	First Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.11	5/7/2019
10.28*	Second Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.1	5/11/2021

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.29*	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers (August 2017).	10-Q	10.2	8/3/2017
10.30*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of January 1, 2014.	10-K	10.22	2/28/2014
10.31*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.30	2/22/2012
10.32*	Letter Agreement dated August 29, 2018 between Veeco and Dr. William J. Miller.	8-K	10.2	9/4/2018
10.33*	Amendment dated March 22, 2019 to the Letter Agreement between Veeco and William J. Miller, Ph.D.	10-Q	10.4	5/7/2019
10.34*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.35*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.36*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.37*	Letter dated January 1, 2020 from Veeco to John P. Kiernan.	8-K	99.2	1/2/2020
10.38*	Letter Agreement dated March 20, 2019 between Veeco and Adrian Devasahayam.	10-K	10.30	2/22/2021
10.39*	Letter Agreement dated August 4, 2017 between Veeco and Peter Porshnev.	10-K	10.31	2/22/2021
10.40*	Letter Agreement dated March 9, 2020 between Veeco and Susan Wilkerson.	10-K	10.32	2/22/2021
19.1	Veeco Instruments Inc. Securities Trading Policy				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
97	Compensation Recoupment Policy for Executive Officers				X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline. XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2025.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 14, 2025.

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

To the Stockholders and the Board of Directors

Veeco Instruments Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the value of excess and obsolete inventory

As discussed in Note 1 of the consolidated financial statements, the Company assesses the valuation of its inventories, including materials, work-in-process, and finished goods, each reporting period. Obsolete inventory or inventory in excess of the Company’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of usage include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2024, the Company’s inventories totaled $246.7 million.

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

Santa Clara, California

February 14, 2025

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$145,595	$158,781
Restricted cash	224	339
Short-term investments	198,719	146,664
Accounts receivable, net	96,834	103,018
Contract assets	37,109	24,370
Inventories	246,735	237,635
Prepaid expenses and other current assets	39,316	35,471
Total current assets	764,532	706,278
Property, plant, and equipment, net	113,789	118,459
Operating lease right-of-use assets	26,503	24,377
Intangible assets, net	8,832	43,945
Goodwill	214,964	214,964
Deferred income taxes	120,191	117,901
Other assets	2,766	3,117
Total assets	$1,251,577	$1,229,041

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,519	$42,383
Accrued expenses and other current liabilities	55,195	57,624
Contract liabilities	64,986	118,026
Income taxes payable	2,086	—
Current portion of long-term debt	26,496	—
Total current liabilities	192,282	218,033
Deferred income taxes	689	6,552
Long-term debt	249,702	274,941
Long-term operating lease liabilities	34,318	31,529
Other liabilities	3,816	25,544
Total liabilities	480,807	556,599
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 56,827,915 shares issued and outstanding at December 31, 2024 and 56,364,131 shares issued and outstanding at December 31, 2023	569	564
Additional paid-in capital	1,227,134	1,202,440
Accumulated deficit	(458,455)	(532,169)
Accumulated other comprehensive income	1,522	1,607
Total stockholders' equity	770,770	672,442
Total liabilities and stockholders' equity	$1,251,577	$1,229,041

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2024	2023	2022
Net sales	$717,301	$666,435	$646,137
Cost of sales	413,296	381,376	382,989
Gross profit	304,005	285,059	263,148
Operating expenses, net:
Research and development	124,507	112,853	103,565
Selling, general, and administrative	99,663	92,756	88,952
Amortization of intangible assets	6,983	8,481	10,018
Asset impairment	28,131	—	—
Other operating expense (income), net	(22,260)	1,029	317
Total operating expenses, net	237,024	215,119	202,852
Operating income	66,981	69,940	60,296
Interest income	12,898	10,583	2,199
Interest expense	(11,045)	(11,770)	(11,510)
Other income (expense), net	—	(97,091)	—
Income (loss) before income taxes	68,834	(28,338)	50,985
Income tax expense (benefit)	(4,880)	2,030	(115,957)
Net income (loss)	$73,714	$(30,368)	$166,942

Income (loss) per common share:
Basic	$1.31	$(0.56)	$3.35
Diluted	$1.23	$(0.56)	$2.71

Weighted average number of shares:
Basic	56,426	53,769	49,906
Diluted	61,596	53,769	65,607

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2024	2023	2022
Net income (loss)	$73,714	$(30,368)	$166,942
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	(101)	691	(514)
Unrealized gain (loss) on available-for-sale securities	(101)	691	(514)
Currency translation adjustments:
Change in currency translation adjustments	16	(12)	(41)
Net changes related to currency translation adjustments	16	(12)	(41)

Total other comprehensive income (loss), net of tax	(85)	679	(555)

Total comprehensive income (loss)	$73,629	$(29,689)	$166,387

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2021	50,653	$507	$1,116,921	$(681,283)	$1,483	$437,628
Cumulative effect of change in accounting principle - adoption of ASU 2020-06	—	—	(56,800)	12,540	—	(44,260)
Net income (loss)	—	—	—	166,942	—	166,942
Other comprehensive income (loss), net of tax	—	—	—	—	(555)	(555)
Share-based compensation expense	—	—	22,994	—	—	22,994
Net issuance under employee stock plans	1,007	10	(4,935)	—	—	(4,925)
Balance at December 31, 2022	51,660	517	1,078,180	(501,801)	928	577,824
Net income (loss)	—	—	—	(30,368)	—	(30,368)
Other comprehensive income (loss), net of tax	—	—	—	—	679	679
Share-based compensation expense	—	—	28,558	—	—	28,558
Net issuance under employee stock plans	244	2	(6,393)	—	—	(6,391)
Partial extinguishment of 2025 and 2027 Notes	4,460	45	102,095	—	—	102,140
Balance at December 31, 2023	56,364	564	1,202,440	(532,169)	1,607	672,442
Net income (loss)	—	—	—	73,714	—	73,714
Other comprehensive income (loss), net of tax	—	—	—	—	(85)	(85)
Share-based compensation expense	—	—	35,879	—	—	35,879
Net issuance under employee stock plans	464	5	(11,185)	—	—	(11,180)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$73,714	$(30,368)	$166,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,143	24,966	25,645
Non-cash interest expense	1,257	1,118	962
Deferred income taxes	(8,729)	(2,211)	(118,040)
Share-based compensation expense	35,879	28,558	22,994
Loss on extinguishment of debt	—	97,091	—
Asset impairment	28,131	—
Impairment of equity investments	404	—
Provision for bad debts	—	316	—
Changes in contingent consideration	(21,242)	701	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(6,555)	13,271	(12,826)
Inventories	(8,307)	(35,158)	(37,288)
Prepaid expenses and other current assets	(4,751)	(16,063)	7,668
Accounts payable and accrued expenses	(338)	(8,810)	(13,115)
Contract liabilities	(53,040)	(9,626)	64,087
Income taxes receivable and payable, net	5,861	(525)	557
Other, net	(3,612)	(1,586)	897
Net cash provided by (used in) operating activities	63,815	61,674	108,483

Cash Flows from Investing Activities
Capital expenditures	(18,113)	(27,930)	(24,604)
Acquisition of businesses, net of cash acquired	—	(30,373)	—
Proceeds from the sale of investments	154,223	182,853	59,738
Payments for purchases of investments	(202,690)	(177,880)	(104,014)
Proceeds from sale of productive assets	2,033	—	—
Net cash provided by (used in) investing activities	(64,547)	(53,330)	(68,880)

Cash Flows from Financing Activities
Restricted stock tax withholdings	(16,064)	(11,009)	(8,248)
Contingent consideration payments	(1,818)	(2,500)	—
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	5,303	4,618	3,698
Proceeds from issuance of 2029 Notes, net of issuance costs	—	223,202	—
Extinguishment of convertible notes	—	(218,991)	—
Net cash provided by (used in) financing activities	(12,579)	(4,680)	(4,550)
Effect of exchange rate changes on cash and cash equivalents	10	(16)	(53)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13,301)	3,648	35,000
Cash, cash equivalents, and restricted cash - beginning of period	159,120	155,472	120,472
Cash, cash equivalents, and restricted cash - end of period	$145,819	$159,120	$155,472

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,501	$11,781	$10,139
Income taxes paid, net of refunds received	3,034	5,095	1,434
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	4,395	4,388	2,285
Net transfer of inventory to property, plant and equipment	—	4,296	1,235
Right-of-use assets obtained in exchange for lease obligations	5,179	630	2,938

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

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2024 the interim quarters ended on March 31, June 30, and September 29, and during 2023 the interim quarters ended on April 2, July 2, and October 1. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

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

(i) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(j) Accounting for Share-based Compensation

Share-based awards exchanged for employee services are accounted for under the fair value method. Accordingly, share-based compensation cost is measured at the grant date based on the estimated fair value of the award. The expense for awards is recognized over the employee’s requisite service period (generally the vesting period of the award). The Company has elected to treat awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense is recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date. Additionally, the Company will make adjustments to compensation expense for forfeitures as they occur.

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

The Company maintains an allowance reserve for potentially uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. Finally, the Company also considers its current expectations of future economic conditions, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts totaled $1.0 million at both December 31, 2024 and 2023.

To further mitigate the Company’s exposure to uncollectible accounts receivable, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were immaterial for the years ended December 31, 2024, 2023, and 2022.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(n) Cash, Cash Equivalents, and Short-term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit and time deposit accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $81.0 million and $97.8 million of cash equivalents at December 31, 2024 and 2023, respectively.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 31% and 29% of cash and cash equivalents were maintained outside the United States at December 31, 2024 and 2023, respectively.

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

(o) Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company assesses the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in Cost of Sales in the Consolidated Statements of Operations in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition.

(p) Business Combinations

The Company allocates the fair value of the purchase consideration of the Company’s acquisitions to the tangible assets, intangible assets, and liabilities assumed, based on estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. Additionally, the Company estimates the fair value of contingent consideration included as part of the purchase price by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on value of orders received.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(q) Goodwill

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. Goodwill is evaluated for impairment in the beginning of the fourth quarter of each year or more frequently if impairment indicators arise.

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

(r) Long-lived Assets

Long-lived intangible assets consist of purchased technology, customer relationships, patents, trademarks and tradenames, software licenses, and backlog and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives utilizing a method reflecting the pattern in which the economic benefits are consumed or straight-lined if such pattern cannot be reliably determined.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

for real estate leases. Additionally, the Company does not recognize ROU assets or lease liabilities for leases with original terms or renewals of one year or less.

(t) Recently Adopted Accounting Standards

The Company adopted ASU 2023-07: Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures on December 31, 2024. This standard primarily enhances disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit and loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. Refer to Note 16 for further details.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statements Expenses (Subtopic 220-40),” to improve income statement expenses disclosure. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for financial statements issued for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

The Company is evaluating other pronouncements recently issued but not yet adopted. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. Finally, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2025 and 2027 Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company must settle the principal amount of the 2029 Notes in cash, and has the option to settle any excess of the conversion value over the principal amount in any combination of cash or shares. As such, the Company only includes the excess shares that may be issuable above the principal amount of the 2029 Notes in the dilutive share count, if the effect would be dilutive.

The computations of basic and diluted income (loss) per share for the years ended December 31, 2024, 2023, and 2022 are as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$73,714	$(30,368)	$166,942
Interest expense associated with convertible notes	2,054	—	10,832
Net income (loss) available to common shareholders	$75,768	$(30,368)	$177,774

Denominator:
Basic weighted average shares outstanding	56,426	53,769	49,906
Effect of potentially dilutive share-based awards	1,010	—	734
Dilutive effect of convertible notes	4,160	—	14,967
Diluted weighted average shares outstanding	61,596	53,769	65,607

Net income (loss) per common share:
Basic	$1.31	$(0.56)	$3.35
Diluted	$1.23	$(0.56)	$2.71

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	—	850	—
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	111	212	815
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	—	7,319	—

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$66,023	$—	$—	$66,023
Money market cash	15,003	—	—	15,003
Total	$81,026	$—	$—	$81,026
Short-term investments
U.S. treasuries	$84,032	$—	$—	$84,032
Government agency securities	—	30,167	—	30,167
Corporate debt	—	83,051	—	83,051
Commercial paper	—	1,469	—	1,469
Total	$84,032	$114,687	$—	$198,719

December 31, 2023
Cash equivalents
Certificate of deposits and time deposits	$74,262	$—	$—	$74,262
Corporate debt	—	1,988	—	1,988
Money market cash	21,587	—	—	21,587
Total	$95,849	$1,988	$—	$97,837
Short-term investments
U.S. treasuries	$59,493	$—	$—	$59,493
Government agency securities	—	41,818	—	41,818
Corporate debt	—	35,409	—	35,409
Commercial paper	—	9,944	—	9,944
Total	$59,493	$87,171	$—	$146,664

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

Note 4 — Investments

At December 31, 2024 and 2023 the amortized cost and fair value of marketable securities, which are included in “Short-term investments” on the Consolidated Balance Sheets, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2024
U.S. treasuries	$84,008	$45	$(21)	$84,032
Government agency securities	30,244	13	(90)	30,167
Corporate debt	83,209	17	(175)	83,051
Commercial paper	1,469	—	—	1,469
Total	$198,930	$75	$(286)	$198,719

December 31, 2023
U.S. treasuries	$59,541	$3	$(51)	$59,493
Government agency securities	41,843	6	(31)	41,818
Corporate debt	35,447	9	(47)	35,409
Commercial paper	9,944	—	—	9,944
Total	$146,775	$18	$(129)	$146,664

Available-for-sale securities in a loss position at December 31, 2024 and 2023 were as follows:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
December 31, 2024
U.S. treasuries	$26,756	$(21)	$—	$—
Government agency securities	20,062	(90)	—	—
Corporate debt	58,967	(175)	—	—
Total	$105,785	$(286)	$—	$—

December 31, 2023
U.S. treasuries	$43,118	$(50)	$—	$—
Government agency securities	34,885	(31)	—	—
Corporate debt	23,262	(33)	2,618	(15)
Total	$101,265	$(114)	$2,618	$(15)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual maturities of securities classified as available-for-sale at December 31, 2024 were as follows:

	December 31, 2024
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$143,688	$143,696
Due after one year through two years	55,242	55,023
Total	$198,930	$198,719

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The realized gains or losses for the years ended December 31, 2024, 2023, and 2022 were immaterial.

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

The Company estimated the fair value of the contingent consideration by assigning probabilities and discount factors to each of the various defined performance milestones, while using a Monte-Carlo simulation model to determine the most likely outcome for payments to be based on the value of orders received. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. The discount rate used was 5.54% for the strategic target and order value related contingent payments. The rate was determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The determination of the various probabilities and discount factors is highly subjective, requires significant judgment and is influenced by a number of factors, including the adoption of SiC technology. The aggregate fair value of the contingent consideration arrangement at the acquisition date was $26.1 million.

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

For the year ended December 31, 2023, the Company incurred approximately $1.1 million of acquisition related costs, included within “Selling, general, and administrative” in the Consolidated Statement of Operations. Additionally, the pro forma Consolidated Statement of Operations as if Epiluvac had been acquired as of January 1, 2022 would not be materially different from the Company’s actual Consolidated Statement of Operations for the years ended December 31, 2024, 2023, or 2022.

During the fourth quarter of 2024, the Company lowered its projected cash flows for the Epiluvac asset group as a result of the Company’s market penetration not meeting expectations associated with the SiC technology, and determined that the revised projections were significantly lower than projected cash flows at the time of the acquisition and that these

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

revised projections required the Company to assess the Epiluvac asset group for impairment. See Note 8, “Goodwill and Intangible Assets,” for additional information.

Additionally, the Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. The discount rate used was 5.4% at December 31, 2024 for the strategic target and order value related contingent payments. During the year ended December 31, 2024, the Company reduced the contingent consideration by approximately $21.2 million as a result of the lowered projected bookings, the benefit for which was included within “Other operating expense (income) net” in the Consolidated Statement of Operations. Additionally, during the year ended December 31, 2024, the Company paid $1.8 million to the original selling shareholders associated with the settlement of a strategic target milestone. The total contingent consideration liability as of December 31, 2024 was $1.2 million, of which $0.7 million was included in “Accrued expenses and other current liabilities” and $0.5 million was included within “Other liabilities” on the Consolidated Balance Sheet.

Note 6 — Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Inventories consist of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Materials	$129,178	$139,884
Work-in-process	88,361	71,278
Finished goods	3,016	6,183
Evaluation inventory	26,180	20,290
Total	$246,735	$237,635

Note 7 — Property, Plant, and Equipment

Property, plant, and equipment, net, consist of the following:

	December 31,	December 31,
	2024	2023	Average Useful Life

	(in thousands)
Land	$5,061	$5,061	N/A
Building and improvements	61,504	61,679	10 – 40 years
Machinery and equipment (1)	190,810	181,180	3 – 10 years
Leasehold improvements	53,759	52,913	3 – 17 years
Gross property, plant, and equipment	311,134	300,833
Less: accumulated depreciation and amortization	197,345	182,374
Property, plant, and equipment, net	$113,789	$118,459
(1)	Machinery and equipment includes software, furniture, and fixtures

Depreciation expense was $18.2 million, $16.5 million, and $15.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes in goodwill balances during the year ended December 31, 2024.

The Company performs its annual goodwill impairment test at the beginning of the fourth quarter each year. As the Company maintains a single goodwill reporting unit, it determines the fair value of its reporting unit based upon the Company’s adjusted market capitalization. The annual test performed at the beginning of the fourth quarter of fiscal 2024, 2023, and 2022 did not result in any potential impairment as the fair value of the reporting unit was determined to exceed the carrying amount of the reporting unit.

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

The components of purchased intangible assets were as follows:

		December 31, 2024			December 31, 2023
	Average		Accumulated			Accumulated
	Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in years)	(in thousands)
Technology	1.3	$355,928	$354,066	$1,862	$355,928	$321,923	$34,005
Customer relationships	4.3	146,925	139,955	6,970	146,925	137,649	9,276
Trademarks and tradenames	-	30,910	30,910	—	30,910	30,269	641
Other	-	3,746	3,746	—	3,746	3,723	23
Total	3.7	$537,509	$528,677	$8,832	$537,509	$493,564	$43,945

Other intangible assets primarily consist of patents, licenses, and backlog.

During the fourth quarter of 2024, the Company lowered its projected cash flows for the Epiluvac asset group, which were significantly below the projected cash flows at the time of the acquisition. The reduced projections were based on the Company’s market penetration not meeting expectations associated with the SiC technology. This required the Company to assess the Epiluvac asset group for impairment. As a result of the analysis, which included projected sales and other cash flows that required the use of unobservable inputs, the Company recorded a non-cash impairment charge of $28.1 million related to definite-lived intangible assets during the fourth quarter of 2024. The impairment charge is included in “Asset impairment” in the Consolidated Statement of Operations.

Based on the intangible assets recorded at December 31, 2024, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense, is expected to be as follows:

Amortization
(in thousands)
2025	$3,136
2026	2,134
2027	1,550
2028	1,481
2029	531
Total	$8,832

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,	December 31,
	2024	2023

	(in thousands)
Payroll and related benefits	$30,398	$28,321
Warranty	9,740	8,864
Operating lease liabilities	3,757	4,025
Interest	1,198	1,149
Professional fees	1,969	1,834
Sales, use, and other taxes	1,539	1,825
Contingent consideration	702	1,814
Other	5,892	9,792
Total	$55,195	$57,624

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2023 was approximately $118.0 million, of which the Company recognized approximately $97.0 million into revenue during the year ended December 31, 2024.

This reduction in contract liabilities was offset by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of December 31, 2024.

As of December 31, 2024, the Company has approximately $57.0 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 77% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Other liabilities

Other Liabilities at December 31, 2024 was approximately $3.8 million, which included medical and dental benefits for former executives, asset retirement obligations, contingent consideration, and tax liabilities.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Commitments and Contingencies

Warranty

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Balance - beginning of the year	$8,864	$8,601	$7,878
Warranties issued	6,160	6,479	8,304
Addition from Epiluvac acquisition	—	49	—
Consumption of reserves	(6,148)	(7,029)	(7,527)
Changes in estimate	864	764	(54)
Balance - end of the year	$9,740	$8,864	$8,601

Minimum Lease Commitments

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2024 was 11 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at December 31, 2024:

Operating
Leases
(in thousands)
Payments due by period:
2025	$4,387
2026	5,049
2027	4,566
2028	4,196
2029	4,295
Thereafter	30,616
Total future minimum lease payments	53,109
Less: Imputed interest	(15,034)
Total	$38,075

Reported as of December 31, 2024
Accrued expenses and other current liabilities	$3,757
Long-term operating lease liabilities	34,318
Total	$38,075

Operating lease cost for the years ended December 31, 2024, 2023, and 2022 was $4.8 million, $5.0 million, and $7.4 million, respectively. Variable lease expense, which includes costs not included in the operating lease costs, for the years ended December 31, 2024, 2023, and 2022 was $1.3 million, $1.1 million, and $2.0 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Lease expense, which includes operating lease costs and variable lease costs, was $6.1 million, $6.1 million, and $9.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

estate taxes and insurance. Operating cash outflows from operating leases for the year ended December 31, 2024, 2023, and 2022 were $6.8 million, $5.8 million, and $7.5 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 63% and 65% of net accounts receivable at December 31, 2024 and 2023, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales
	December 31,		For the Year Ended December 31,
Customer	2024	2023	2024	2023	2022
Customer A	11%	10%	11%	*	*
Customer B	* %	11%	*	*	*
Customer C	13%	*	11%	*	*
Customer D	13%	*	*	*	*
Customer E	11%	*	*	*	*
Customer F	*	*	*	10%	*
*	Less than 10% of aggregate accounts receivable or net sales

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

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold $8.0 million of receivables during the year ended December 31, 2024, of which no amounts remained outstanding as of December 31, 2024 as defined in the receivable purchase agreement, and $30.0 million was available under the agreement for additional sales of receivables. The Company sold $32.7 million of receivables during the year ended December 31, 2023. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

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

The Company had deposits with its suppliers of $18.7 million and $19.4 million at December 31, 2024 and 2023, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $177.4 million at December 31, 2024, the majority of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products, as well as equipment and project materials used to support research and development activities, and are partially offset by existing deposits with suppliers.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2024, outstanding bank guarantees and letters of credit totaled $18.1 million and unused bank guarantees and letters of credit of $21.6 million were available to be drawn upon.

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

2025 Notes

On November 17, 2020, as part of a privately negotiated exchange agreement, the Company issued $132.5 million of 3.50% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. The 2025 Notes mature on January 15, 2025, unless earlier purchased by the Company, redeemed, or converted.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The 2025 Notes that remained outstanding matured on January 15, 2025 and were settled through the issuance of 1.1 million shares of the Company’s common stock to the noteholders.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

For the calendar quarter ended December 31, 2024, the last reported sales price of common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders and callable by the Company until March 31, 2025.

Holders may convert their notes at any time, regardless of the foregoing circumstances, on or after October 15, 2024 with respect to the 2025 Notes, October 1, 2026 with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date.

The carrying values of the Notes are as follows:

	December 31, 2024			December 31, 2023
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$26,500	$(4)	$26,496	$26,500	$(102)	$26,398
2027 Notes	25,000	(223)	24,777	25,000	(313)	24,687
2029 Notes	230,000	(5,075)	224,925	230,000	(6,144)	223,856
Net carrying value	$281,500	$(5,302)	$276,198	$281,500	$(6,559)	$274,941

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Total interest expense related to the Notes is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$23	$545
Coupon interest expense - 2025 Notes	928	2,360	4,637
Coupon interest expense - 2027 Notes	938	2,385	4,688
Coupon interest expense - 2029 Notes	6,613	4,078	—
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	4	97
Amortization of debt discount/transaction costs- 2025 Notes	98	240	457
Amortization of debt discount/transaction costs- 2027 Notes	90	220	408
Amortization of debt discount/transaction costs- 2029 Notes	1,069	654	—
Total Interest Expense	$9,736	$9,964	$10,832

The Company determined the 2025 Notes, 2027 Notes, and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had estimated fair values at December 31, 2024 of $30.3 million, $49.5 million, and $277.4 million, respectively.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Revolving Credit Facility

On December 16, 2021, the Company entered into a loan and security agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Credit Facility”), including a $15 million letter of credit sublimit. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The Credit Facility has a term of five years maturing on December 16, 2026. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $75 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments. On August 2, 2024, lenders increased the Credit Facility by $75 million, and as such the total available under the revised Credit Facility is $225 million.

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

The Loan and Security Agreement contains financial maintenance covenants that require the Borrower to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00, a Total Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 4.50 to 1.00, and a Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 2.50 to 1.00, in each case, tested at the end of each fiscal quarter commencing with the fiscal quarter ending March 31, 2024. The Loan and Security Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.

No amounts were outstanding under the Credit Facility as of December 31, 2024 or December 31, 2023.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2021	$1,814	$(331)	$1,483
Other comprehensive income (loss)	(41)	(514)	(555)
Balance - December 31, 2022	1,773	(845)	928
Other comprehensive income (loss)	(12)	691	679
Balance - December 31, 2023	$1,761	$(154)	$1,607
Other comprehensive income (loss)	16	(101)	(85)
Balance - December 31, 2024	$1,777	$(255)	$1,522

The Company allocated an immaterial amount of additional tax benefit or expense to other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue up to 0.5 million shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2024, no preferred shares have been issued.

Note 13 — Stock Plans

Share-based incentive awards are provided to employees under the terms of the Company’s equity incentive compensation plans (the “Plans”), which are administered by the Compensation Committee of the Board of Directors. The 2019 Plan originated as the 2010 Stock Incentive Plan and was originally approved by the Company’s shareholders in May 2010. This Plan was subsequently amended, as approved by shareholders, in 2013, 2016, 2019 (at which time the Plan was renamed the 2019 Stock Incentive Plan), 2022, and 2024 (as amended to date, the “2019 Plan”). The Company’s employees, non-employee directors, and consultants are eligible to receive awards under the 2019 Plan, which can include non-qualified stock options, incentive stock options, RSAs, RSUs, PSAs, PSUs, share appreciation rights, dividend equivalent rights, or any combination thereof.

The Company is authorized to issue up to 21.3 million shares under the 2019 Plan. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three-year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2019 Plan. At December 31, 2024, there are no option shares outstanding and 2.4 million RSUs and PSUs outstanding under the 2019 Plan.

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

beginning or end of each six-month offer period, as defined in the ESPP, and subject to certain limits. The ESPP was approved by the Company’s shareholders.

Shares Reserved for Future Issuance

At December 31, 2024, the Company has 7.0 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2019 Plan. At December 31, 2024, the Company has 0.2 million shares reserved to cover future issuances under the ESPP Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Cost of sales	$6,263	$4,913	$4,551
Research and development	11,257	8,994	6,682
Selling, general, and administrative	18,359	14,651	11,761
Total	$35,879	$28,558	$22,994

The Company recognized a tax benefit of approximately $7.9 million, $3.9 million, and $4.5 million associated with share-based compensation for the years ended December 31, 2024, 2023, and 2022, respectively. The Company capitalized an immaterial amount of share-based compensation into inventory for the years ended December 31, 2024, 2023, and 2022.

Unrecognized share-based compensation costs at December 31, 2024 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized

	(in thousands)	(in years)
Restricted stock units	$36,887	1.9
Restricted stock awards	1,831	0.4
Performance share units	10,822	2.0
Total unrecognized share-based compensation cost	$49,540	1.9

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. The following table summarizes the equity activity related to stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2021	443	$32.15
Expired	(266)	32.95
Balance - December 31, 2022	177	30.94
Exercised	(2)	30.47
Expired	(165)	30.53
Balance - December 31, 2023	10	$37.42
Exercised	(10)	37.26
Expired	—	41.93
Balance - December 31, 2024	0	—

At December 31, 2024, there were no stock option shares outstanding.

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash received from options exercised	$373	$56	$—
Intrinsic value of options exercised	$28	$56	$—

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

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the equity activity of non-vested restricted shares and performance shares:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2021	2,083	$17.33
Granted	1,253	29.12
Performance award adjustments	85	14.03
Vested	(844)	15.00
Forfeited	(81)	20.18
Balance - December 31, 2022	2,496	23.83
Granted	1,282	23.83
Performance award adjustments	183	10.59
Vested	(1,364)	17.47
Forfeited	(133)	29.29
Balance - December 31, 2023	2,464	$26.19
Granted	1,369	36.49
Performance award adjustments	200	27.81
Vested	(1,292)	24.83
Forfeited	(137)	26.10
Balance - December 31, 2024	2,604	$32.53

The total fair value of shares that vested during the years ended December 31, 2024, 2023, and 2022 was $43.7 million, $30.3 million, and $22.1 million, respectively. For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance or market conditions. Each performance award is included in the table above at the grant date target share amount until the end of the performance period if not previously forfeited.

The fair value of performance awards with market conditions is estimated on the date of grant using a Monte Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards. The weighted average fair value and the assumptions used in calculating such values during fiscal years 2024, 2023, and 2022 for performance awards with market conditions were based on estimates at the date of grant as follows:

	Year ended December 31,
	2024	2023	2022
Weighted average fair value	$49.38	$32.25	$45.28
Dividend yield	0%	0%	0%
Expected volatility factor(1)	38%	54%	58%
Risk-free interest rate(2)	4.41%	3.84%	2.13%
Expected life (in years)(3)	3.0	3.0	3.0
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the awards will be outstanding prior to exercise.

Employee Stock Purchase Plan

For the years ended December 31, 2024, 2023, and 2022 the Company received cash proceeds of $5.3 million, $4.6 million, and $3.7 million, and issued shares of 182,809, 258,153, and 208,140, respectively, under the ESPP Plan. The

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal years 2024, 2023, and 2022 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2024	2023	2022
Weighted average fair value	$9.62	$5.77	$6.00
Dividend yield	0%	0%	0%
Expected volatility factor(1)	35%	42%	43%
Risk-free interest rate(2)	5.30%	5.03%	1.73%
Expected life (in years)(3)	0.5	0.5	0.5
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the purchase rights will be outstanding prior to exercise.

Note 14 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to three percent of the employee’s eligible compensation, as limited by current Internal Revenue Code regulations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company provided employer contributions associated with this plan of approximately $3.4 million, $3.4 million, and $3.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 15 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Domestic	$99,711	$(33,383)	$47,368
Foreign	(30,877)	5,045	3,617
Total	$68,834	$(28,338)	$50,985

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Current:
Federal	$2,087	$3,299	$—
Foreign	1,365	1,136	1,506
State and local	397	(194)	577
Total current expense (benefit) for income taxes	3,849	4,241	2,083
Deferred:
Federal	(1,599)	(3,026)	(96,811)
Foreign	(6,684)	512	(484)
State and local	(446)	303	(20,745)
Total deferred expense (benefit) for income taxes	(8,729)	(2,211)	(118,040)
Total expense (benefit) for income taxes	$(4,880)	$2,030	$(115,957)

The income tax expense (benefit) was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Income tax expense (benefit) at U.S. statutory rates	$14,455	$(5,951)	$10,706
State taxes, net of U.S. federal impact	425	1,073	1,101
Effect of international operations	(2,814)	(7,668)	(11,149)
Research and development tax credit	(7,945)	(7,287)	(6,470)
Net change in valuation allowance	52	662	(104,972)
Change in accrual for unrecognized tax benefits	2,534	(369)	3,349
Share-based compensation	206	2,084	606
Tax benefits associated with asset impairments	(11,815)	—	—
Extinguishment of debt	—	19,289	—
Adoption of new accounting standard	—	—	(9,295)
Other	22	197	167
Total expense (benefit) for income taxes	$(4,880)	$2,030	$(115,957)

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Inventory valuation	$12,500	$12,682
Net operating losses	6,734	5,841
Credit carry forwards	46,753	49,086
Warranty and installation accruals	2,054	1,766
Share-based compensation	5,802	4,637
Contract liabilities	7,775	19,785
Operating leases	8,620	8,034
Research and experimental capitalization	46,667	34,504
Depreciation	4,037	1,588
Other	5,033	4,885
Total deferred tax assets	145,975	142,808
Valuation allowance	(11,797)	(11,745)
Net deferred tax assets	134,178	131,063

Deferred tax liabilities:
Purchased intangible assets	8,673	14,166
Operating leases	6,003	5,548
Total deferred tax liabilities	14,676	19,714
Net deferred taxes	$119,502	$111,349

The Company does not permanently reinvest its earnings from certain foreign jurisdictions and has accrued for foreign tax withholdings of $1.2 million on its unremitted earnings as of December 31, 2024.

During the year ended December 31, 2024, the Company’s income tax benefit of $4.9 million was primarily attributed to 1) a $12.2 million income tax benefit associated with asset impairments, 2) a $7.9 million income tax benefit related to research and development tax credits, and 3) a $5.1 million income tax benefit related to Foreign-Derived Intangible Income, partially offset by 4) a $20.3 million income tax expense related to pre-tax income from operations.

At December 31, 2024, the Company had U.S. federal research and development credits of $35.1 million that will expire between 2035 and 2044. Additionally, the Company has state and local NOL carryforwards of approximately $55.4 million (a net deferred tax asset of $3.9 million, net of federal tax benefits and before the valuation allowance) that will expire between 2026 and 2041. Finally, the Company has state credits of $34.2 million, some of which are indefinite and others that will expire between 2025 and 2039.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$15,741	$16,110	$12,761
Additions for tax positions related to current year	2,497	2,596	4,180
Additions for tax positions related to prior years	77	83	—
Reductions for tax positions related to prior years	(1,437)	(3,048)	(731)
Settlements	—	—	(100)
Balance at end of year	$16,878	$15,741	$16,110

If the amount of unrecognized tax benefits at December 31, 2024 were recognized, the Company’s income tax provision would decrease by $14.7 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.7 million and $0.6 million at December 31, 2024 and 2023, respectively.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. All material consolidated federal income tax matters have been concluded for years through 2017 subject to subsequent utilization of NOLs generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2015. The Company’s major foreign jurisdictions’ statutes of limitation remain open with respect to the tax years 2016 through 2023 for Germany, 2017 through 2023 for China, 2022 through 2023 for Taiwan, and 2021 through 2023 for Singapore. The Company does not anticipate that its uncertain tax position will change significantly within the next twelve months subject to the completion of the ongoing tax audits and any resultant settlement.

Note 16 — Segment Reporting and Geographic Information

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture, sales, and support of semiconductor and thin film process equipment primarily sold to make electronic devices. The accounting policies of this one operating segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, assesses segment performance and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The Company does not have intra-entity sales or transfers. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor forecast versus actual results. The CODM also uses net income in competitive analysis by benchmarking the Company’s competitors. The competitive analysis along with the monitoring of forecasted versus actual results are used in assessing performance of the segment. The Company regularly provides management reports to the CODM on a consolidated expense basis which includes actuals, forecasted, and budgeted information. These reports are similar to the Company’s consolidated financial statements.

Veeco Instruments Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

There are no additional expenses categories and amounts that meet the definition of significant expense items that are regularly provided to the CODM and included in the reported measure of net income.

Sales by end-market is as follows:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Sales by end-market
Semiconductor	$466,611	$412,724	$369,369
Compound Semiconductor	77,591	87,258	121,194
Data Storage	98,852	88,473	87,544
Scientific & Other	74,247	77,980	68,030
Total	$717,301	$666,435	$646,137

The Company’s significant operations outside the United States include sales and service offices in China, Europe, and Rest of APAC. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2024	2023	2022	2024	2023	2022

	(in thousands)
United States	$164,564	$162,790	$197,433	$112,966	$117,594	$106,550
EMEA(1)	61,730	76,697	87,837	154	219	60
China	255,619	217,942	123,703	270	182	70
Rest of APAC	234,591	208,693	235,735	399	464	601
Rest of World	797	313	1,429	—	—	—
Total	$717,301	$666,435	$646,137	$113,789	$118,459	$107,281
(1)	EMEA consists of Europe, the Middle East, and Africa

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Year ended December 31, 2024
Allowance for doubtful accounts	$986	$—	$—	$—	$986
Valuation allowance in net deferred tax assets	11,745	52	—	—	11,797
	$12,731	$52	$—	$—	$12,783

Year ended December 31, 2023
Allowance for doubtful accounts	$736	$316	$—	$(66)	$986
Valuation allowance in net deferred tax assets	11,083	662	—		11,745
	$11,819	$978	$—	$(66)	$12,731

Year ended December 31, 2022
Allowance for doubtful accounts	$736	$—	$—	$—	$736
Valuation allowance in net deferred tax assets	116,054	(104,971)	—	—	11,083
	$116,790	$(104,971)	$—	$—	$11,819

S-1