Form 10-Q
period 2025-03-31
VEECO INSTRUMENTS INC
filed 2025-05-07
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 58,292,152 shares of the registrant’s common stock outstanding.

VEECO INSTRUMENTS INC.

Safe Harbor Statement

This quarterly report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that are based on management’s expectations, estimates, projections, and assumptions. When used in this Report, the words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Discussions containing such forward-looking statements may be found in Part I - Items 1, 2, and 3 hereof, as well as within this Report generally.

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our business and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2024 Form 10-K, and the following:

●	Changes in U.S. and foreign trade policies, including the recent imposition of tariffs, together with the prospect of additional foreign and domestic trade restrictions;

●	Risks associated with operating a global business, including ongoing trade disputes between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Unfavorable market conditions;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	The timing of our orders, shipments, and revenue recognition;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the Notes, or by the capped call transactions or the hedging activities of the option counterparties;

●	Our capped call transactions, which may affect the value of the 2027 Notes and our common stock;

●	An inability to attract, retain, and motivate employees;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, including those included in Item 1A, "Risk Factors" of this Form 10-Q, and from time-to-time in our other SEC reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$174,898	$145,595
Restricted cash	169	224
Short-term investments	178,395	198,719
Accounts receivable, net	114,368	96,834
Contract assets	33,586	37,109
Inventories	254,051	246,735
Prepaid expenses and other current assets	39,338	39,316
Total current assets	794,805	764,532
Property, plant, and equipment, net	113,787	113,789
Operating lease right-of-use assets	25,991	26,503
Intangible assets, net	8,010	8,832
Goodwill	214,964	214,964
Deferred income taxes	118,567	120,191
Other assets	2,700	2,766
Total assets	$1,278,824	$1,251,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,845	$43,519
Accrued expenses and other current liabilities	62,257	55,195
Contract liabilities	57,211	64,986
Income taxes payable	1,546	2,086
Current portion of long-term debt	—	26,496
Total current liabilities	178,859	192,282
Deferred income taxes	663	689
Long-term debt	249,955	249,702
Long-term operating lease liabilities	33,694	34,318
Other liabilities	3,795	3,816
Total liabilities	466,966	480,807
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 58,291,513 shares issued and outstanding at March 31, 2025 and 56,827,915 shares issued and outstanding at December 31, 2024	583	569
Additional paid-in capital	1,256,153	1,227,134
Accumulated deficit	(446,508)	(458,455)
Accumulated other comprehensive income	1,630	1,522
Total stockholders' equity	811,858	770,770
Total liabilities and stockholders' equity	$1,278,824	$1,251,577

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024
Net sales	$167,292	$174,484
Cost of sales	98,825	99,065
Gross profit	68,467	75,419
Operating expenses, net:
Research and development	28,514	29,642
Selling, general, and administrative	25,028	24,700
Amortization of intangible assets	821	1,891
Other operating expense (income), net	(44)	(2,859)
Total operating expenses, net	54,319	53,374
Operating income	14,148	22,045
Interest income	3,342	3,324
Interest expense	(2,506)	(2,619)
Income before income taxes	14,984	22,750
Income tax expense	3,037	896
Net income	$11,947	$21,854

Income per common share:
Basic	$0.21	$0.39
Diluted	$0.20	$0.37

Weighted average number of shares:
Basic	57,753	55,968
Diluted	60,234	60,764

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Net income	$11,947	$21,854
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	100	(95)
Change in currency translation adjustments	8	(33)
Total other comprehensive income (loss), net of tax	108	(128)

Total comprehensive income	$12,055	$21,726

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$11,947	$21,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,035	6,405
Non-cash interest expense	257	296
Deferred income taxes	1,567	(842)
Share-based compensation expense	9,208	8,082
Changes in contingent consideration	—	(625)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(14,011)	(13,480)
Inventories	(7,316)	(4,838)
Prepaid expenses and other current assets	(2,434)	395
Accounts payable and accrued expenses	21,874	17,621
Contract liabilities	(7,776)	(24,215)
Income taxes receivable and payable, net	2,475	853
Other, net	(834)	(2,145)
Net cash provided by (used in) operating activities	19,992	9,361

Cash Flows from Investing Activities
Capital expenditures	(6,755)	(5,990)
Proceeds from the sale of investments	66,200	53,473
Payments for purchases of investments	(44,922)	(28,791)
Proceeds from sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	14,523	20,725

Cash Flows from Financing Activities
Restricted stock tax withholdings	(6,675)	(14,340)
Contingent consideration payments	—	(1,818)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,399	1,318
Net cash provided by (used in) financing activities	(5,276)	(14,840)
Effect of exchange rate changes on cash and cash equivalents	9	(42)
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,248	15,204
Cash, cash equivalents, and restricted cash - beginning of period	145,819	159,120
Cash, cash equivalents, and restricted cash - end of period	$175,067	$174,324

Supplemental Disclosure of Cash Flow Information
Interest paid	$712	$619
Net income taxes paid (refunded)	(1,671)	992
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	2,455	599
Right-of-use assets obtained in exchange for lease obligations	127	—

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2025 interim quarters end on March 30, June 29, and September 28, and the 2024 interim quarters end on March 31, June 30, and September 29. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates.

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740). This amendment requires public entities annually to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of annual income tax disclosures. This authoritative guidance is effective for the Company’s annual reporting periods beginning January 1, 2025. The amendments require increased annual disclosures on current and comparable reporting periods presented in annual company filings. The resulting new annual disclosure requirements will be reflected in the Company’s 2025 report on Form 10-K.

Recent Accounting Standards Not Yet Adopted

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 2 — Income Per Common Share

Basic income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares used to calculate basic income per share plus the weighted average number of common share equivalents outstanding during the period. The dilutive effect of outstanding options to purchase common stock and share-based awards is considered in diluted income per share by application of the treasury stock method. The dilutive effect of performance share units is included in diluted income per common share if the performance targets have been achieved, or would have been achieved if the reporting date was the end of the contingency period. Finally, the Company includes the dilutive effect of shares issuable upon conversion of its Notes in the calculation of diluted income per share using the if-converted method. The Company has the option for the 2027 Notes to settle the conversion value in any combination of cash or shares, and as such, the maximum number of shares issuable are included in the dilutive share count if the effect would be dilutive. The Company must settle the principal amount of the 2029 Notes in cash, and has the option to settle any excess of the conversion value over the principal amount in any combination of cash or shares. As such, the Company only includes the excess shares that may be issuable above the principal amount of the 2029 Notes in the dilutive share count, if the effect would be dilutive.

The computations of basic and diluted income per share for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$11,947	$21,854
Interest expense associated with convertible notes	253	514
Net income available to common shareholders	$12,200	$22,368

Denominator:
Basic weighted average shares outstanding	57,753	55,968
Effect of potentially dilutive share-based awards	693	939
Dilutive effect of convertible notes	1,788	3,857
Diluted weighted average shares outstanding	60,234	60,764

Net income per common share:
Basic	$0.21	$0.39
Diluted	$0.20	$0.37

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	954	213
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	174	N/A

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2025
Cash equivalents
Certificate of deposits and time deposits	$67,362	$—	$—	$67,362
Government agency securities	—	1,998	—	1,998
U.S. treasuries	9,974	—	—	9,974
Money market cash	21,866	—	—	21,866
Total	$99,202	$1,998	$—	$101,200
Short-term investments
U.S. treasuries	$52,922	$—	$—	$52,922
Government agency securities	—	44,036	—	44,036
Corporate debt	—	79,952	—	79,952
Commercial paper	—	1,485	—	1,485
Total	$52,922	$125,473	$—	$178,395

December 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$66,023	$—	$—	$66,023
Money market cash	15,003	—	—	15,003
Total	$81,026	$—	$—	$81,026
Short-term investments
U.S. treasuries	$84,032	$—	$—	$84,032
Government agency securities	—	30,167	—	30,167
Corporate debt	—	83,051	—	83,051
Commercial paper	—	1,469	—	1,469
Total	$84,032	$114,687	$—	$198,719

There were no transfers between fair value measurement levels during the three months ended March 31, 2025.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

At March 31, 2025 and December 31, 2024, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2025
U.S. treasuries	$52,906	$26	$(10)	$52,922
Government agency securities	44,067	8	(39)	44,036
Corporate debt	80,018	24	(90)	79,952
Commercial paper	1,485	—	—	1,485
Total	$178,476	$58	$(139)	$178,395

December 31, 2024
U.S. treasuries	$84,008	$45	$(21)	$84,032
Government agency securities	30,244	13	(90)	30,167
Corporate debt	83,209	17	(175)	83,051
Commercial paper	1,469	—	—	1,469
Total	$198,930	$75	$(286)	$198,719

Available-for-sale securities in a loss position at March 31, 2025 and December 31, 2024 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
March 31, 2025
U.S. treasuries	$31,249	$(10)	$—	$—
Government agency securities	38,128	(39)	—	—
Corporate debt	51,294	(90)	—	—
Total	$120,671	$(139)	$—	$—

December 31, 2024
U.S. treasuries	$26,756	$(21)	$—	$—
Government agency securities	20,062	(90)	—	—
Corporate debt	58,967	(175)	—	—
Total	$105,785	$(286)	$—	$—

The contractual maturities of securities classified as available-for-sale at March 31, 2025 were as follows:

	March 31, 2025
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$113,581	$113,515
Due after one year through two years	64,895	64,880
Total	$178,476	$178,395

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the three months ended March 31, 2025 and 2024.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at March 31, 2025 and December 31, 2024. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Materials	$132,909	$129,178
Work-in-process	87,726	88,361
Finished goods	6,950	3,016
Evaluation inventory	26,466	26,180
Total	$254,051	$246,735

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $18.8 million and $18.7 million at March 31, 2025 and December 31, 2024, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,527	61,504
Machinery and equipment (1)	194,117	190,810
Leasehold improvements	54,641	53,759
Gross property, plant, and equipment	315,346	311,134
Less: accumulated depreciation and amortization	201,559	197,345
Property, plant, and equipment, net	$113,787	$113,789
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three months ended March 31, 2025 and 2024, depreciation expense was $4.2 million and $4.5 million, respectively.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2025.

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

The components of purchased intangible assets were as follows:

	March 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$354,446	$1,482	$355,928	$354,066	$1,862
Customer relationships	146,925	140,397	6,528	146,925	139,955	6,970
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$529,499	$8,010	$537,509	$528,677	$8,832

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 consist of:

	March 31,	December 31,
	2025	2024

	(in thousands)
Payroll and related benefits	$31,448	$30,398
Warranty	9,974	9,740
Operating lease liabilities	3,814	3,757
Interest	2,658	1,198
Professional fees	2,468	1,969
Sales, use, and other taxes	3,247	1,539
Contingent consideration	702	702
Other	7,946	5,892
Total	$62,257	$55,195

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2025 include:

(in thousands)
Balance - December 31, 2024	$9,740
Warranties issued	1,791
Consumption of reserves	(1,348)
Changes in estimate	(209)
Balance - March 31, 2025	$9,974

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2024 was approximately $65.0 million, of which the Company recognized approximately $22.7 million in revenue during the three months ended March 31, 2025.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of March 31, 2025.

As of March 31, 2025, the Company has approximately $57.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 84% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Convertible Senior Notes

2025 Notes

On November 17, 2020, as part of the privately negotiated exchange agreement, the Company issued $132.5 million of 3.50% convertible senior notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $106.0 million in aggregate principal amount of its outstanding 2025 Notes. The remaining principal amount of $26.5 million 2025 Notes matured on January 15, 2025 and were settled through the issuance of 1.1 million shares of the Company’s common stock to the noteholders.

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes due 2027 (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase capped calls, discussed below. The 2027 Notes bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875%

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes.

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

The 2027 Notes and 2029 Notes (collectively, the “Notes”) are unsecured senior obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

The Company may redeem for cash, at its option, all or any portion of (i) the outstanding 2027 Notes at any time on or after June 6, 2024 and/or (ii) the outstanding 2029 Notes at any time on or after June 8, 2026, in each case, at a redemption price equal to 100% of the principal amount of such Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their Notes based on the conversion rates and criteria outlined below.

The Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rates are 71.5372 and 34.21852 shares of the Company’s common stock per $1,000 principal amount of the 2027 Notes and 2029 Notes, respectively, representing initial effective conversion prices of $13.98 and $29.22 per share of common stock, respectively. The conversion rates may be subject to adjustment upon the occurrence of certain specified events.

Holders may convert all or any portion of their Notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding October 1, 2026, with respect to the 2027 Notes and February 1, 2029 with respect to the 2029 Notes, only under the following circumstances:

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

For the calendar quarter ended March 31, 2025, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2027 Notes, and as such the 2027 Notes are convertible by the holders and callable by the Company until June 30, 2025.

Holders may convert their Notes at any time, regardless of the foregoing circumstances, on October 1, 2026 with respect to the 2027 Notes, and February 1, 2029 with respect to the 2029 Notes, until the close of business on the business day immediately preceding the respective maturity date.

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

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	March 31, 2025			December 31, 2024
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$—	$—	$—	$26,500	$(4)	$26,496
2027 Notes	25,000	(205)	24,795	25,000	(223)	24,777
2029 Notes	230,000	(4,840)	225,160	230,000	(5,075)	224,925
Net carrying value	$255,000	$(5,045)	$249,955	$281,500	$(5,302)	$276,198

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$39	$232
Coupon interest expense - 2027 Notes	234	234
Coupon interest expense - 2029 Notes	1,653	1,653
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	4	28
Amortization of debt discount/transaction costs- 2027 Notes	18	20
Amortization of debt discount/transaction costs- 2029 Notes	235	248
Total Interest Expense	$2,183	$2,415

The Company determined the 2027 Notes and 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2025 of $38.6 million and $230.0 million, respectively.

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

Revolving Credit Facility

On December 16, 2021, the Company entered into a loan and security agreement providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Credit Facility”), including a $15 million letter of credit sublimit. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. The Credit Facility has a term of five years, maturing on December 16, 2026. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $75 million. The existing lenders under the Credit Facility are entitled, but not obligated, to provide such incremental commitments. On August 2, 2024, the Company obtained commitments from lenders to increase the Credit Facility by $75 million, and as such the total available under the revised Credit Facility is $225 million.

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

No amounts were outstanding under the Credit Facility as of March 31, 2025 or December 31, 2024.

Other Liabilities

Other Liabilities at March 31, 2025 and December 31, 2024 was approximately $3.8 million, which included medical and dental benefits for former executives, asset retirement obligations, contingent consideration, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2025 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table provides the maturities of lease liabilities at March 31, 2025:

Operating
Leases
(in thousands)
Payments due by period:
2025	$3,021
2026	4,865
2027	4,626
2028	4,210
2029	4,295
Thereafter	30,616
Total future minimum lease payments	51,633
Less: Imputed interest	(14,125)
Total	$37,508

Reported as of March 31, 2025
Accrued expenses and other current liabilities	$3,814
Long-term operating lease liabilities	33,694
Total	$37,508

Operating lease costs for both the three months ended March 31, 2025 and 2024 was $1.2 million. Variable lease costs for the three months ended March 30, 2025 and 2024 were $0.3 million and $0.4 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the three months ended March 31, 2025 and 2024 were $1.8 million and $1.6 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three months ended March 31, 2025, and $30.0 million was available under the agreement for additional sales of receivables as of March 31, 2025. The Company did not sell any receivables during the three months ended March 31, 2024. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $152.7 million at March 31, 2025 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2025, outstanding bank guarantees and standby letters of credit totaled $11.1 million, and unused bank guarantees and letters of credit of $29.6 million were available to be drawn upon.

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

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489			26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2024	$1,777	$(255)	$1,522
Other comprehensive income (loss)	8	100	108
Balance - March 31, 2025	$1,785	$(155)	$1,630

There were immaterial reclassifications from AOCI into net income for the three months ended March 31, 2025 and 2024.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

	(in thousands)
Cost of sales	$1,343	$1,730
Research and development	3,048	2,318
Selling, general, and administrative	4,817	4,034
Total	$9,208	$8,082

For the three months ended March 31, 2025, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2024	2,604	$32.53
Granted	1,061	23.23
Performance award adjustments	(21)	45.28
Vested	(843)	31.64
Forfeited	(20)	29.83
Balance - March 31, 2025	2,781	$29.17

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Income before income taxes and income tax expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024

	(in thousands, except percentages)
Income before income taxes	$14,984	$22,750
Income tax expense	$3,037	$896
Effective tax rate	20.27%	3.94%

The Company’s income tax expense for the three months ended March 31, 2025 and 2024 was $3.0 million and $0.9 million, respectively.

For the three months ended March 31, 2025, the effective tax rate was in line with the U.S. statutory tax rate, which included a $1.5 million tax expense related to share-based compensation shortfalls, partially offset by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended March 31, 2024 the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

Note 9 — Segment Reporting and Geographic Information

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture, sales, and support of semiconductor and thin film process equipment primarily sold to make electronic devices. The accounting policies of this one operating segment are the same as those described in the Company’s 2024 Form 10-K. The Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, assesses segment performance and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The Company does not have intra-entity sales or transfers. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor forecast versus actual results. The CODM also uses net income in competitive analysis by benchmarking the Company’s competitors. The competitive analysis along with the monitoring of forecasted versus actual results are used in assessing performance of the segment. The Company regularly provides management reports to the CODM on a consolidated expense basis which includes actuals, forecasted, and budgeted information. These reports are similar to the Company’s consolidated financial statements.

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

Sales by end-market and geographic region for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Sales by end-market
Semiconductor	$123,823	$120,384
Compound Semiconductor	14,397	21,002
Data Storage	6,705	18,017
Scientific & Other	22,367	15,081
Total	$167,292	$174,484
Sales by geographic region
United States	$24,062	$27,868
EMEA(1)	12,337	8,488
China	70,892	64,308
Rest of APAC	59,976	73,220
Rest of World	25	600
Total	$167,292	$174,484
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements and should also be read in conjunction with the cautionary statement set forth at the beginning of this Form 10-Q.

The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended March 31, 2024, filed on May 7, 2024.

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

Business Update

The Semiconductor industry has historically demonstrated cyclicality based on fluctuations in global chip demand and production capacity. Sales in the Semiconductor industry are estimated to have increased year-over-year in 2024 to around $650 billion. Looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are projected to accelerate global spending in next-generation technologies.

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

While the long-term outlook of the Semiconductor industry remains favorable, recently enacted tariffs, foreign and domestic, have resulted in uncertainty across Veeco’s business. Recently enacted tariffs are currently causing some customers in China to delay shipments. The tariffs have also resulted in an increase in certain of our costs and those of our customers, and could impact future end market demand. Given the dynamic nature of the situation, we continue to evaluate the potential impacts to our business, and our team is working diligently with our suppliers and customers to assess, manage and mitigate the related impacts.

Semiconductor revenue increased by 3% in the first quarter from the comparable prior year period, comprising 74% of total revenue. Growth was primarily driven by an increase in system shipments in Advanced Packaging, including wet processing systems to a leading foundry and HBM manufacturer, as well as lithography systems to IDM and OSAT customers.

Our laser annealing solutions continue to gain traction at advanced logic nodes, highlighted by recent order activity and new application wins. In 2024 and the first quarter of 2025, we received laser annealing orders from and shipped systems to leading-edge logic customers Gate-All-Around nodes. We also shipped and recognized revenue on our first NSA system to a leading logic customer in the fourth quarter of 2024. Recently, we announced our Laser Spike Annealing LSA system was named production tool of record for new applications at two leading-edge logic customers most advanced gate-all-around nodes. In the memory market, we continue to ship LSA systems to a Tier 1 customer for high volume production of HBM and advanced DRAM devices. While our growth strategy is predominately focused on advanced node logic and memory, LSA shipments to mature node customers increased in 2023 and 2024, predominantly driven by new greenfield fabs and capacity additions in China.

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

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition LDD system for mask blanks. Leading logic and memory customers expect EUV and High Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps, which our Ion Beam Deposition technology is a key enabler of. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to new mask blank applications.

We also have two Ion Beam Deposition “IBD300” systems under evaluation at leading memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI. In the fourth quarter of 2024, we announced over $50 million in orders for our Wet Processing systems from a leading foundry, a HBM manufacturer, and OSATs driven by AI and high-performance computing. We also recently announced our wet processing systems were qualified by an IDM for two new applications, and the customer also placed initial orders for these applications. Both applications represent key Served Available Market expansion opportunities for our Wet Processing systems at separate Tier 1 customers.

Our Advanced Packaging lithography systems are used for packaging applications such as fan out wafer level packaging and other advanced packaging solutions. After two years of slow order activity driven by consumer markets, we’re seeing an increase in order activity from several customers. We also just announced over $35 million in orders for our lithography systems from an IDM and OSATs driven by AI and high-performance computing, and mobile.

Looking ahead, we anticipate seeing growth in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI. At the same time, engagement with customers in China has moderated, and we expect a decline in China revenue in 2025.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets. We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in the first quarter from the comparable prior year period. In GaN Power, emerging use cases have driven some traditional silicon power electronics manufacturers to consider adoption of GaN at 300mm, and we have an evaluation system outstanding at a Tier 1 Power device customer. We are also seeing photonics opportunities in areas such as solar and MicroLEDs.

We address the Data Storage market with sales of our Ion Beam technology. Demand for our Ion Beam products is driven by demand for cloud-based storage. Revenue from our Data Storage declined in the first quarter from the comparable prior year period. Looking ahead, while customer utilizations are improving, they remain well below peak levels from a few years ago and customers are not investing to expand new system capacity in 2025 as they bring idle capacity back on line. As a result, we expect an approximate $60 to $70 million reduction in revenue in our Data Storage business in 2025.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market increased in the first quarter from the comparable prior year period.

Results of Operations

For the three months ended March 31, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$167,292	100%	$174,484	100%	$(7,192)	(4)%
Cost of sales	98,825	59%	99,065	57%	(240)	(0)%
Gross profit	68,467	41%	75,419	43%	(6,952)	(9)%
Operating expenses, net:
Research and development	28,514	17%	29,642	17%	(1,128)	(4)%
Selling, general, and administrative	25,028	15%	24,700	14%	328	1%
Amortization of intangible assets	821	0%	1,891	1%	(1,070)	(57)%
Other operating expense (income), net	(44)	(0)%	(2,859)	-	2,815	(98)%
Total operating expenses, net	54,319	32%	53,374	31%	945	2%
Operating income	14,148	8%	22,045	13%	(7,897)	(36)%
Interest income, net	836	0%	705	0%	131	19%
Income before income taxes	14,984	9%	22,750	13%	(7,766)	(34)%
Income tax expense	3,037	2%	896	-	2,141	239%
Net income	$11,947	7%	$21,854	13%	$(9,907)	(45)%

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$123,823	74%	$120,384	69%	$3,439	3%
Compound Semiconductor	14,397	9%	21,002	12%	(6,605)	(31)%
Data Storage	6,705	4%	18,017	10%	(11,312)	(63)%
Scientific & Other	22,367	13%	15,081	9%	7,286	48%
Total	$167,292	100%	$174,484	100%	$(7,192)	(4)%
Sales by geographic region
United States	$24,062	15%	$27,868	16%	$(3,806)	(14)%
EMEA	12,337	7%	8,488	5%	3,849	45%
China	70,892	42%	64,308	37%	6,584	10%
Rest of APAC	59,976	36%	73,220	42%	(13,244)	(18)%
Rest of World	25	-	600	-	(575)	*
Total	$167,292	100%	$174,484	100%	$(7,192)	(4)%
*	Not meaningful

Sales decreased for the three months ended March 31, 2025 against the comparable prior year period driven by a decrease in sales in the Data Storage and Compound Semiconductor markets, partially offset by an increase in sales in the Semiconductor and Scientific & Other markets. By geography, sales decreased in the Rest of APAC and United States, partially offset by increased sales in the China and the EMEA regions. Sales in the Rest of APAC region for the three months ended March 31, 2025 included sales in Taiwan and Japan of $32.5 million, and $14.0 million respectively. Sales in the Rest of APAC region for the three months ended March 31, 2024 included sales in Japan and Taiwan of $32.9 million, and $19.3 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics which has caused some customers in China to delay shipments. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended March 31, 2025, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to unfavorable product mix of sales. In addition to product mix and other factors that will cause our gross margins to fluctuate each period, we expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended March 31, 2025 against the comparable prior period primarily due to a decrease in personnel-related expenses as part of our continued initiative to manage costs.

Selling, General, and Administrative

Selling, general, and administrative expenses remained consistent for the three months ended March 31, 2025 against the comparable prior period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to the full impairment of the Epiluvac related intangibles in 2024, as well as changes in amortization expense to reflect expected cash flows of certain intangible assets, and certain other intangible assets becoming fully amortized.

Interest Income (Expense)

We recorded net interest income of $0.8 million for the three months ended March 31, 2025, compared to net interest income of $0.7 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended March 31, 2025, was $3.0 million, compared to $0.9 million of tax expense for the comparable prior period. For the three months ended March 31, 2025, the effective tax rate was in line with the U.S. statutory tax rate, which included a $1.5 million tax expense related to share-based compensation shortfalls, partially offset by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended March 31, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to discrete income tax benefit for share-based compensation windfall. Additionally, the effective tax rate was also favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$174,898	$145,595
Restricted cash	169	224
Short-term investments	178,395	198,719
Total	$353,462	$344,538

At March 31, 2025 and December 31, 2024, cash and cash equivalents of $44.0 million and $45.1 million, respectively, were held outside the United States. As of March 31, 2025, we had $23.0 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $10.6 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.1 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the three months ended March 31, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income	$11,947	$21,854
Non-cash items:
Depreciation and amortization	5,035	6,405
Non-cash interest expense	257	296
Deferred income taxes	1,567	(842)
Share-based compensation expense	9,208	8,082
Change in contingent consideration	—	(625)
Changes in operating assets and liabilities	(8,022)	(25,809)
Net cash provided by (used in) operating activities	$19,992	$9,361

Net cash provided by operating activities was $20.0 million for the three months ended March 31, 2025 and was due to net income of $11.9 million and adjustments for non-cash items of $16.1 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $8.0 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, inventories, and contract assets, partially offset by a increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Capital expenditures	$(6,755)	$(5,990)
Changes in investments, net	21,278	24,682
Proceeds from the sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	$14,523	$20,725

The cash used in investing activities during the three months ended March 31, 2025 was primarily attributable to net cash used for investment activity, partially offset by capital expenditures. The cash used in investing activities during the three months ended March 31, 2024 was primarily attributable to net cash provided by net investment activity and proceeds from the sale of productive assets, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(5,276)	$(13,022)
Contingent consideration payment	—	(1,818)
Net cash provided by (used in) financing activities	$(5,276)	$(14,840)

The cash used in financing activities for the three months ended March 31, 2025 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the three months ended March 31, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $25.0 million outstanding principal balance of 3.75% convertible senior notes that bear interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. In addition, we have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The 2027 Notes are currently convertible by noteholders and callable by the Company until June 30, 2025.

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

Additionally, on January 15, 2025, the $26.5 million of outstanding principal amount on our 2025 Notes matured and was settled through the issuance of 1,104,165 shares of the Company’s common stock to the noteholders.  The shares were issued pursuant to the exemption in Section 3(a)(9) of the Securities Act of 1933, as amended.  The Company did not receive any proceeds from the issuance of the shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $178.4 million at March 31, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 86% and 84% of our total net sales for the three months ended March 31, 2025 and 2024, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 6% and 3% of total net sales for the three months ended March 31, 2025 and 2024, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2025. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, and in Part I — Item 1A of our 2024 Form 10-K. There have been no material changes from the risk factors previously disclosed, except as follows:

Changes in U.S. and foreign trade policies, including the imposition of tariffs and the resulting consequences, could have a material adverse impact on our business, operating results, and financial condition.

In February of 2025, the U.S. Government issued proclamations imposing a 25% tariff on imports of steel and aluminum products (including derivative products).  In April 2025, the U.S. Government announced a baseline tariff of 10% on imported products from all countries, plus additional individualized reciprocal tariffs on countries with whom the United States has the largest trade deficits. In response, affected foreign countries, including China and members of the European Union, announced or threatened retaliatory tariffs on U.S. imports. The tariff landscape continues to shift and evolve, creating considerable uncertainty for U.S. manufacturers, particularly those – such as Veeco – with global sales, supply chains and international operations.

Tariffs and other duties have increased, and will likely continue to increase, the cost of our parts and components. These increased costs will negatively impact our margins and/or cause us to increase our prices to our customers, which may reduce demand for our products. Our customers, who may be confronted with the prospect of price and/or cost increases resulting from U.S. tariffs and tariffs imposed by their home country governments, may seek to cancel equipment orders with us, attempt to renegotiate terms in a manner unfavorable to Veeco, or cease to do business with us altogether. Furthermore, the current tariff landscape favors certain of our competitors with foreign manufacturing operations, which are not subject to U.S. tariffs nor foreign country tariffs imposed on the import of U.S. origin products.

The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it extremely challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States or of any foreign country in which we do business.  The continuation or exacerbation of the current trade environment will adversely impact our costs and the demand for our products, which in turn could have a material adverse effect on our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2025.				*
10.2	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2025.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2025.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer