Form 10-Q
period 2025-06-30
VEECO INSTRUMENTS INC
filed 2025-08-06
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 60,161,823 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our business and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2024 Form 10-K, and the following:

●	Changes in U.S. and foreign trade policies, including the recent imposition of tariffs, together with the prospect of additional foreign and domestic trade restrictions;

●	Risks associated with operating a global business, including ongoing trade disputes between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Unfavorable market conditions;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	The timing of our orders, shipments, and revenue recognition;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the Notes;

●	Our capped call transactions, which may affect the value of our common stock;

●	An inability to attract, retain, and motivate employees;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, and from time-to-time in our other SEC reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$188,902	$145,595
Restricted cash	87	224
Short-term investments	165,890	198,719
Accounts receivable, net	106,524	96,834
Contract assets	36,475	37,109
Inventories	258,984	246,735
Prepaid expenses and other current assets	35,030	39,316
Total current assets	791,892	764,532
Property, plant, and equipment, net	111,098	113,789
Operating lease right-of-use assets	25,877	26,503
Intangible assets, net	7,189	8,832
Goodwill	214,964	214,964
Deferred income taxes	119,936	120,191
Other assets	3,749	2,766
Total assets	$1,274,705	$1,251,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,529	$43,519
Accrued expenses and other current liabilities	47,412	55,195
Contract liabilities	57,675	64,986
Income taxes payable	622	2,086
Current portion of long-term debt	—	26,496
Total current liabilities	155,238	192,282
Deferred income taxes	646	689
Long-term debt	225,441	249,702
Long-term operating lease liabilities	33,413	34,318
Other liabilities	3,771	3,816
Total liabilities	418,509	480,807
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 60,160,634 shares issued and outstanding at June 30, 2025 and 56,827,915 shares issued and outstanding at December 31, 2024	602	569
Additional paid-in capital	1,288,709	1,227,134
Accumulated deficit	(434,775)	(458,455)
Accumulated other comprehensive income	1,660	1,522
Total stockholders' equity	856,196	770,770
Total liabilities and stockholders' equity	$1,274,705	$1,251,577

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$166,104	$175,879	$333,396	$350,363
Cost of sales	97,377	100,489	196,202	199,554
Gross profit	68,727	75,390	137,194	150,809
Operating expenses, net:
Research and development	31,560	31,696	60,074	61,338
Selling, general, and administrative	23,927	24,595	48,955	49,295
Amortization of intangible assets	821	1,825	1,642	3,716
Other operating expense (income), net	49	552	5	(2,307)
Total operating expenses, net	56,357	58,668	110,676	112,042
Operating income	12,370	16,722	26,518	38,767
Interest income	3,195	3,115	6,537	6,439
Interest expense	(2,290)	(2,766)	(4,796)	(5,385)
Other income (expense), net	(653)	—	(653)	—
Income before income taxes	12,622	17,071	27,606	39,821
Income tax expense	889	2,127	3,926	3,023
Net income	$11,733	$14,944	$23,680	$36,798

Income per common share:
Basic	$0.20	$0.27	$0.41	$0.66
Diluted	$0.20	$0.25	$0.40	$0.61

Weighted average number of shares:
Basic	59,076	56,277	58,434	56,160
Diluted	60,237	62,535	60,072	61,733

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$11,733	$14,944	$23,680	$36,798
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(9)	(10)	91	(105)
Change in currency translation adjustments	39	(2)	47	(35)
Total other comprehensive income (loss), net of tax	30	(12)	138	(140)

Total comprehensive income	$11,763	$14,932	$23,818	$36,658

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$23,680	$36,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,136	13,008
Non-cash interest expense	550	613
Deferred income taxes	667	(67)
Share-based compensation expense	18,859	17,315
Changes in contingent consideration	—	(131)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(9,068)	(4,445)
Inventories	(12,249)	(6,680)
Prepaid expenses and other current assets	660	(1,160)
Accounts payable and accrued expenses	1,517	2,946
Contract liabilities	(7,311)	(37,470)
Income taxes receivable and payable, net	2,648	—
Other, net	(1,055)	(2,911)
Net cash provided by (used in) operating activities	29,034	17,816

Cash Flows from Investing Activities
Capital expenditures	(10,350)	(8,943)
Proceeds from the sale of investments	104,474	81,695
Payments for purchases of investments	(70,066)	(64,004)
Proceeds from sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	24,058	10,781

Cash Flows from Financing Activities
Restricted stock tax withholdings	(6,747)	(14,588)
Repayment of convertible debt	(5,229)	—
Debt issuance costs	(885)	—
Contingent consideration payments	—	(1,818)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	2,879	3,186
Net cash provided by (used in) financing activities	(9,982)	(13,220)
Effect of exchange rate changes on cash and cash equivalents	60	(44)
Net increase (decrease) in cash, cash equivalents, and restricted cash	43,170	15,333
Cash, cash equivalents, and restricted cash - beginning of period	145,819	159,120
Cash, cash equivalents, and restricted cash - end of period	$188,989	$174,453

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,622	$4,679
Net income taxes paid (refunded)	(406)	2,531
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	833	590
Right-of-use assets obtained in exchange for lease obligations	890	4,695

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20) which clarifies the conditions in which induced conversion accounting applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods), with early adoption permitted. The Company has decided to adopt ASU 2024-04 on a prospective basis effective during the three and six months ended June 30, 2025, and has applied the amendments in this ASU to the repurchase of the 2027 Notes. Refer to Note 4 Liabilities for further details.

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

The computations of basic and diluted income per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$11,733	$14,944	$23,680	$36,798
Interest expense associated with convertible notes	125	512	378	1,026
Net income available to common shareholders	$11,858	$15,456	$24,058	$37,824

Denominator:
Basic weighted average shares outstanding	59,076	56,277	58,434	56,160
Effect of potentially dilutive share-based awards	257	1,316	297	1,118
Dilutive effect of convertible notes	904	4,942	1,341	4,455
Diluted weighted average shares outstanding	60,237	62,535	60,072	61,733

Net income per common share:
Basic	$0.20	$0.27	$0.41	$0.66
Diluted	$0.20	$0.25	$0.40	$0.61

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	1,803	226	1,099	26
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	N/A	N/A	92	N/A

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2025
Cash equivalents
Certificate of deposits and time deposits	$73,156	$—	$—	$73,156
Commercial paper	—	4,475	—	4,475
Money market cash	28,074	—	—	28,074
Total	$101,230	$4,475	$—	$105,705
Short-term investments
U.S. treasuries	$50,121	$—	$—	$50,121
Government agency securities	—	44,763	—	44,763
Corporate debt	—	71,006	—	71,006
Total	$50,121	$115,769	$—	$165,890

December 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$66,023	$—	$—	$66,023
Money market cash	15,003	—	—	15,003
Total	$81,026	$—	$—	$81,026
Short-term investments
U.S. treasuries	$84,032	$—	$—	$84,032
Government agency securities	—	30,167	—	30,167
Corporate debt	—	83,051	—	83,051
Commercial paper	—	1,469	—	1,469
Total	$84,032	$114,687	$—	$198,719

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2025.

At June 30, 2025 and December 31, 2024, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2025
U.S. treasuries	$50,127	$16	$(22)	$50,121
Government agency securities	44,798	4	(39)	44,763
Corporate debt	71,057	26	(77)	71,006
Total	$165,982	$46	$(138)	$165,890

December 31, 2024
U.S. treasuries	$84,008	$45	$(21)	$84,032
Government agency securities	30,244	13	(90)	30,167
Corporate debt	83,209	17	(175)	83,051
Commercial paper	1,469	—	—	1,469
Total	$198,930	$75	$(286)	$198,719

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Available-for-sale securities in a loss position at June 30, 2025 and December 31, 2024 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
June 30, 2025
U.S. treasuries	$36,928	$(22)	$—	$—
Government agency securities	38,283	(39)	—	—
Corporate debt	50,642	(77)	—	—
Total	$125,853	$(138)	$—	$—

December 31, 2024
U.S. treasuries	$26,756	$(21)	$—	$—
Government agency securities	20,062	(90)	—	—
Corporate debt	58,967	(175)	—	—
Total	$105,785	$(286)	$—	$—

The contractual maturities of securities classified as available-for-sale at June 30, 2025 were as follows:

	June 30, 2025
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$112,876	$112,807
Due after one year through two years	53,106	53,083
Total	$165,982	$165,890

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the six months ended June 30, 2025 and 2024.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at June 30, 2025 and December 31, 2024. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Inventories

Inventories at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Materials	$134,481	$129,178
Work-in-process	94,741	88,361
Finished goods	3,165	3,016
Evaluation inventory	26,597	26,180
Total	$258,984	$246,735

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $13.4 million and $18.7 million at June 30, 2025 and December 31, 2024, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,547	61,504
Machinery and equipment (1)	194,203	190,810
Leasehold improvements	54,963	53,759
Gross property, plant, and equipment	315,774	311,134
Less: accumulated depreciation and amortization	204,676	197,345
Property, plant, and equipment, net	$111,098	$113,789
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and six months ended June 30, 2025, depreciation expense was $4.3 million and $8.5 million, respectively and $4.8 million and $9.3 million, respectively, for the comparable 2024 period.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the six months ended June 30, 2025.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The components of purchased intangible assets were as follows:

	June 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$354,826	$1,102	$355,928	$354,066	$1,862
Customer relationships	146,925	140,838	6,087	146,925	139,955	6,970
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$530,320	$7,189	$537,509	$528,677	$8,832

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024 consist of:

	June 30,	December 31,
	2025	2024

	(in thousands)
Payroll and related benefits	$18,086	$30,398
Warranty	9,819	9,740
Operating lease liabilities	3,915	3,757
Interest	690	1,198
Professional fees	2,830	1,969
Sales, use, and other taxes	4,252	1,539
Contingent consideration	702	702
Other	7,118	5,892
Total	$47,412	$55,195

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2025 include:

(in thousands)
Balance - December 31, 2024	$9,740
Warranties issued	3,623
Consumption of reserves	(2,937)
Changes in estimate	(607)
Balance - June 30, 2025	$9,819

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2024 was approximately $65.0 million, of which the Company recognized approximately $40.9 million in revenue during the six months ended June 30, 2025.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of June 30, 2025.

As of June 30, 2025, the Company has approximately $39.8 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 71% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes due 2027 (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase capped calls, discussed below. The 2027 Notes bore interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes were scheduled to mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes. On May 15, 2025 the Company completed separate, privately negotiated transactions with all remaining holders of the 2027 Notes, in which the Company settled the remaining aggregate principal amount of $25.0 million of the 2027 Notes for approximately 1.6 million shares of the Company’s common stock and approximately $5.4 million in cash, inclusive of accrued and unpaid interest of approximately $0.4 million, for a total consideration of approximately $37.7 million. The settlement was accounted for as an induced conversion resulting in an inducement expense of approximately $0.7 million for the three and six months ended June 30, 2025, which is included within “Other income (expense), net” on the Consolidated

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Statement of Operations, and a decrease to additional paid-in capital of $20.2 million on the Consolidated Balance Sheets.

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

The 2029 Notes are unsecured senior obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

The Company may redeem for cash, at its option, all or any portion of the outstanding 2029 Notes at any time on or after June 8, 2026, at a redemption price equal to 100% of the principal amount of such 2029 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their 2029 Notes based on the conversion rates and criteria outlined below.

The 2029 Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 34.21852 shares of the Company’s common stock per $1,000 principal amount, representing an initial effective conversion price of $29.22 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events.

Holders may convert all or any portion of their 2029 Notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding February 1, 2029, only under the following circumstances:

(i)	During any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(ii)	During the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollar principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Veeco’s common stock and the conversion rate on each such trading day;

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

(iii)	If the Company calls any or all of applicable series of the 2029 Notes for redemption at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(iv)	Upon the occurrence of specified corporate events.

Holders may convert their 2029 Notes at any time, regardless of the foregoing circumstances, on February 1, 2029, until the close of business on the business day immediately preceding the maturity date.

The 2025, 2027, and 2029 Notes were recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes were not derivatives that require bifurcation and the Notes did not involve a substantial premium. Transaction costs of $1.9 million, $3.1 million, and $6.8 million incurred in connection with the issuance of the 2025 Notes, 2027 Notes, and 2029 Notes, respectively, were recorded as direct deductions from the related debt liabilities and recognized as non-cash interest expense using the effective interest method over the expected terms of the Notes.

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	June 30, 2025			December 31, 2024
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$—	$—	$—	$26,500	$(4)	$26,496
2027 Notes	—	—	—	25,000	(223)	24,777
2029 Notes	230,000	(4,559)	225,441	230,000	(5,075)	224,925
Net carrying value	$230,000	$(4,559)	$225,441	$281,500	$(5,302)	$276,198

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$—	$232	$39	$464
Coupon interest expense - 2027 Notes	113	234	347	468
Coupon interest expense - 2029 Notes	1,653	1,653	3,306	3,306
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	—	22	4	50
Amortization of debt discount/transaction costs- 2027 Notes	12	23	30	43
Amortization of debt discount/transaction costs- 2029 Notes	281	271	516	519
Total Interest Expense	$2,059	$2,435	$4,242	$4,850

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2025 of $248.0 million.

Capped Call Transactions

In connection with the offering of the 2027 Notes, on May 13, 2020, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”), pursuant to capped call confirmations, covering the initial underlying shares of the 2027 Notes of approximately 8.9 million shares, for an aggregate premium of $10.3 million.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

The Capped Call Transactions feature a $13.98 exercise price and a capped price of approximately $18.46 per share, and mature on June 1, 2027. The Capped Call Transactions are subject to certain adjustments under the terms of the capped call confirmations.

The Capped Call Transactions are separate transactions entered into by the Company with the capped call counterparties, are not part of the terms of the 2027 Notes and did not change the previous holders’ rights under the 2027 Notes. Previous holders of the 2027 Notes did not have any rights with respect to the Capped Call Transactions. The cost of the Capped Call Transactions is not expected to be tax-deductible as the Company did not elect to integrate the Capped Call Transactions into the 2027 Notes for tax purposes. The Company used a portion of the net proceeds from the offering of the 2027 Notes to pay for the Capped Call Transactions, and the cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the accompanying consolidated financial statements.

Revolving Credit Facility

On December 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement, as amended”) providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million including a $15 million letter of credit sublimit. The Loan and Security Agreement was subsequently amended to increase the aggregate principal amount to $225 million on August 2, 2024 (the “Third Amendment”), and $250 million on June 16, 2025 (the “Fourth Amendment”) (as amended to date, the “Credit Facility”). The Credit Facility matures on June 16, 2030, subject to a springing maturity date of March 2, 2029 upon the occurrence of certain liquidity events described in the Fourth Amendment. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $100 million, with additional amounts available so long as the Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) does not exceed 2.50 to 1.00. The existing lenders under the Credit Facility, are entitled, but not obligated, to provide such incremental commitments.

Borrowings will bear interest at a floating rate which can be, at the Company’s option based on certain conditions in the Loan and Security Agreement, either (a) an alternate base rate plus an applicable rate ranging from 0.25% to 1.00% or (b) a Secured Overnight Financing Rate (“SOFR”) (with a floor of 0.00%) for the specified interest period plus an applicable rate ranging from 1.25% to 2.00%, in each case, depending on the Company’s Secured Net Leverage Ratio (as defined in the Loan and Security Agreement). The Company will pay an unused commitment fee ranging from 0.20% to 0.30% based on unused capacity under the Credit Facility and the Company’s Secured Net Leverage Ratio. The Company may use the proceeds of borrowings under the Credit Facility to pay transaction fees and expenses, provide for its working capital needs and reimburse drawings under letters of credit and for other general corporate purposes.

The Loan and Security Agreement, contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties and insurance, compliance with laws, including environmental laws, the provision of additional guarantees, and an affiliate transactions covenant, subject to certain exceptions. The Loan and Security Agreement, contains customary negative covenants, including, among others, restrictions on the ability to merge and consolidate with other companies, incur indebtedness, refinance our existing convertible notes, grant liens or security interests on assets, make investments, acquisitions, loans, or advances, pay dividends, and sell or otherwise transfer assets.

The Loan and Security Agreement, contains financial maintenance covenants that require the Borrower to maintain an Interest Coverage Ratio (as defined in the Loan and Security Agreement) of not less than 3.00 to 1.00, a Total Net Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 4.50 to 1.00, and a Secured Net

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Leverage Ratio (as defined in the Loan and Security Agreement) of not more than 3.00 to 1.00, in each case, tested at the end of each fiscal quarter. The Loan and Security Agreement, also provides for a number of customary events of default, including, among others: payment defaults to the lenders; voluntary and involuntary bankruptcy proceedings; covenant defaults; material inaccuracies of representations and warranties; certain change of control events; material money judgments; and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the Loan and Security Agreement.

No amounts were outstanding under the Credit Facility as of June 30, 2025 or December 31, 2024.

Other Liabilities

Other Liabilities at June 30, 2025 and December 31, 2024 was approximately $3.8 million, which included medical and dental benefits for former executives, asset retirement obligations, contingent consideration, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2025 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at June 30, 2025:

Operating
Leases
(in thousands)
Payments due by period:
2025	$1,925
2026	5,096
2027	4,843
2028	4,432
2029	4,302
Thereafter	30,616
Total future minimum lease payments	51,214
Less: Imputed interest	(13,886)
Total	$37,328

Reported as of June 30, 2025
Accrued expenses and other current liabilities	$3,915
Long-term operating lease liabilities	33,413
Total	$37,328

Operating lease costs for the three and six months ended June 30, 2025 were $1.3 million and $2.5 million, respectively, and $1.2 million and $2.4 million, respectively for the comparable 2024 period. Variable lease costs for the three and six months ended June 30, 2025 were $0.3 million and $0.6 million, respectively and $0.3 million and $0.7 million, respectively for the comparable 2024 period. Additionally, the Company has an immaterial amount of short-term leases.

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Cash outflows from operating leases for the six months ended June 30, 2025 and 2024 were $3.7 million and $3.4 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three and six months ended June 30, 2025, and $30.0 million was available under the agreement for additional sales of receivables as of June 30, 2025. The Company sold $8.0 million of receivables for the three and six months ended June 30, 2024. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $140.4 million at June 30, 2025 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2025, outstanding bank guarantees and standby letters of credit totaled $8.7 million, and unused bank guarantees and letters of credit of $34.0 million were available to be drawn upon.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858
Net income	—	—	—	11,733	—	11,733
Other comprehensive income (loss), net of tax	—	—	—	—	30	30
Share-based compensation expense	—	—	9,651	—	—	9,651
Settlement of the 2027 Notes	1,643	16	20,215	—	—	20,231
Net issuance under employee stock plans	226	3	2,690	—	—	2,693
Balance at June 30, 2025	60,161	$602	$1,288,709	$(434,775)	$1,660	$856,196

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910
Net income (loss)	—	—	—	14,944	—	14,944
Other comprehensive income (loss), net of tax	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	9,233	—	—	9,233
Net issuance under employee stock plans	136	3	2,935	—	—	2,938
Balance at June 30, 2024	56,773	$569	$1,208,348	$(495,371)	$1,467	$715,013

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2024	$1,777	$(255)	$1,522
Other comprehensive income (loss)	47	91	138
Balance - June 30, 2025	$1,824	$(164)	$1,660

There were immaterial reclassifications from AOCI into net income for the three and six months ended June 30, 2025 and 2024.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of sales	$1,991	$1,445	$3,334	$3,175
Research and development	3,014	2,993	6,062	5,311
Selling, general, and administrative	4,646	4,795	9,463	8,829
Total	$9,651	$9,233	$18,859	$17,315

For the six months ended June 30, 2025, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2024	2,604	$32.53
Granted	1,143	22.97
Performance award adjustments	(21)	45.28
Vested	(883)	31.77
Forfeited	(66)	26.86
Balance - June 30, 2025	2,777	$28.87

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

Income before income taxes and income tax expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Income before income taxes	$12,622	$17,071	$27,606	$39,821
Income tax expense	$889	$2,127	$3,926	$3,023
Effective tax rate	7.04%	12.46%	14.22%	7.59%

The Company’s income tax expense for the three and six months ended June 30, 2025 was $0.9 million and $3.9 million, respectively, compared to $2.1 million and $3.0 million, respectively, for the comparable prior period.

For the three and six months ended June 30, 2025, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax expense resulting from the share-based compensation shortfall. For the three and six months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall.

Subsequent Event

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, which contains a broad range of tax law changes affecting businesses. The provisions of the OBBBA have different effective dates where some are effective in 2025 and others not until 2026. The Company continues to evaluate the full effects of the legislation. Based on our preliminary analysis, the OBBBA is not currently expected to materially impact the Company’s financial position, results of operations or cash flows in the current fiscal year. As the legislation was signed into law after the close of our second quarter, the impacts are not included in the Company’s consolidated operating results for the three and six months ended June 30, 2025.

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

Veeco Instruments Inc. and Subsidiaries

Notes to the Consolidated Financial Statements - continued

(unaudited)

Sales by end-market and geographic region for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Sales by end-market
Semiconductor	$123,874	$109,936	$247,697	$230,320
Compound Semiconductor	14,197	18,223	28,594	39,225
Data Storage	12,354	33,960	19,059	51,977
Scientific & Other	15,679	13,760	38,046	28,841
Total	$166,104	$175,879	$333,396	$350,363
Sales by geographic region
United States	$21,852	$42,744	$45,914	$70,612
EMEA(1)	18,533	23,802	30,870	32,290
China	27,490	65,376	98,382	129,684
Rest of APAC	98,186	43,935	158,162	117,155
Rest of World	43	22	68	622
Total	$166,104	$175,879	$333,396	$350,363
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

The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended June 30, 2024, filed on August 6, 2024.

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

While the long-term outlook of the Semiconductor industry remains favorable, recently enacted tariffs, foreign and domestic, have resulted in uncertainty across Veeco’s business. The tariffs have resulted in an increase in certain of our costs and those of our customers and could impact future end market demand. Given the dynamic nature of the situation, we continue to evaluate the potential impacts to our business, and our team is working diligently with our suppliers and customers to assess, manage and mitigate the related impacts.

Semiconductor revenue increased by 13% in the second quarter from the comparable prior year period, comprising 75% of total revenue. Growth was primarily driven by an increase in system shipments of our Ion Beam Deposition LDD system for mask blanks and our Advanced Packaging wet processing systems.

Our laser annealing solutions continue to gain traction at advanced logic nodes, highlighted by recent order activity and shipments to leading-edge logic customers Gate-All-Around nodes. In the memory market, we continue to ship LSA systems to a Tier 1 customer for high volume production of HBM and advanced DRAM devices. While our growth strategy is predominately focused on advanced node logic and memory, LSA shipments to mature node customers increased in 2023 and 2024, predominantly driven by new greenfield fabs and capacity additions in China.

We have two next generation laser annealing systems under evaluation at Tier 1 foundry and logic customers. This next generation system, the NSA500, covers the nano-second annealing regime and complements our LSA product. This new system is part of our continued effort to enable our customers’ product roadmap by providing annealing solutions and driving higher device performance. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM for new advanced node logic and memory applications, including low thermal budget anneals for Gate-All-Around transistors and advanced 3D devices.

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

We also have two Ion Beam Deposition “IBD300” systems under evaluation at leading DRAM memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI. In the fourth quarter of 2024, we announced over $50 million in orders for our Wet Processing systems from a leading foundry, a HBM manufacturer, and OSATs driven by AI and high-performance computing. In the first quarter of 2025, we announced that our wet processing systems were qualified by an IDM for two new applications, and the customer also placed initial orders for these applications. Both applications represent key Served Available Market expansion opportunities for our Wet Processing systems at separate Tier 1 customers.

Our Advanced Packaging lithography systems are used for packaging applications such as fan out wafer level packaging and other advanced packaging solutions. After two years of slow order activity driven by consumer markets, we’re seeing an increase in order activity from several customers.

Looking ahead, we anticipate seeing growth in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI. At the same time, engagement with customers in China has decreased quarter over quarter, and we expect a continued decline in China revenue for the second half of 2025.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets. We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in the second quarter from the comparable prior year period. In GaN Power, emerging use cases have driven some traditional silicon power electronics manufacturers to consider adoption of GaN at 300mm, and we have an evaluation system outstanding at a Tier 1 power device customer. We are also seeing photonics opportunities in areas such as solar driven by demand for low orbit satellites and MicroLEDs for applications such as luxury TVs, AR/VR, and automotive.

We address the Data Storage market with sales of our Ion Beam technology. Demand for our Ion Beam products is driven by demand for cloud-based storage. Revenue from our Data Storage declined in the second quarter from the comparable prior year period. Looking ahead, while customer utilizations are improving, they are not investing to expand new system capacity in 2025. As a result, we expect an approximate $60 to $70 million reduction in revenue in our Data Storage business in 2025.

Sales in the Scientific & Other market are largely driven by sales to government-funded laboratories, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market increased in the second quarter from the comparable prior year period.

Results of Operations

For the three months ended June 30, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$166,104	100%	$175,879	100%	$(9,775)	(6)%
Cost of sales	97,377	59%	100,489	57%	(3,112)	(3)%
Gross profit	68,727	41%	75,390	43%	(6,663)	(9)%
Operating expenses, net:
Research and development	31,560	19%	31,696	18%	(136)	(0)%
Selling, general, and administrative	23,927	14%	24,595	14%	(668)	(3)%
Amortization of intangible assets	821	0%	1,825	1%	(1,004)	(55)%
Other operating expense (income), net	49	0%	552	-	(503)	(91)%
Total operating expenses, net	56,357	34%	58,668	33%	(2,311)	(4)%
Operating income	12,370	7%	16,722	10%	(4,352)	(26)%
Interest income, net	905	1%	349	0%	556	159%
Other income (expense), net	(653)	(0)%	—	-	(653)	*
Income before income taxes	12,622	8%	17,071	10%	(4,449)	(26)%
Income tax expense	889	1%	2,127	1%	(1,238)	(58)%
Net income	$11,733	7%	$14,944	8%	$(3,211)	(21)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$123,874	75%	$109,936	63%	$13,938	13%
Compound Semiconductor	14,197	9%	18,223	10%	(4,026)	(22)%
Data Storage	12,354	7%	33,960	19%	(21,606)	(64)%
Scientific & Other	15,679	9%	13,760	8%	1,919	14%
Total	$166,104	100%	$175,879	100%	$(9,775)	(6)%
Sales by geographic region
United States	$21,852	13%	$42,744	24%	$(20,892)	(49)%
EMEA	18,533	11%	23,802	14%	(5,269)	(22)%
China	27,490	17%	65,376	37%	(37,886)	(58)%
Rest of APAC	98,186	59%	43,935	25%	54,251	123%
Rest of World	43	-	22	-	21	95%
Total	$166,104	100%	$175,879	100%	$(9,775)	(6)%

Sales decreased for the three months ended June 30, 2025 against the comparable prior year period driven by a decrease in sales in the Data Storage and Compound Semiconductor markets, partially offset by an increase in sales in the Semiconductor and Scientific & Other markets. By geography, sales decreased in the China, United States, and EMEA, partially offset by increased sales in the Rest of APAC region. Sales in the Rest of APAC region for the three months ended June 30, 2025 included sales in Taiwan, Singapore and Japan of $45.5 million, $23.4 million and $14.8 million respectively. Sales in the Rest of APAC region for the three months ended June 30, 2024 included sales in Taiwan and Japan of $21.0 million, and $8.8 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended June 30, 2025, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to lower volume and higher manufacturing costs partially offset by favorable product mix. Additionally other factors will cause our gross margins to fluctuate each period. We expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses remained consistent for the three months ended June 30, 2025 against the comparable prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses remained consistent for the three months ended June 30, 2025 against the comparable prior period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, and certain other intangible assets becoming fully amortized, as well as the full impairment of the Epiluvac related intangibles in 2024.

Interest Income (Expense)

We recorded net interest income of $0.9 million for the three months ended June 30, 2025, compared to net interest income of $0.3 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the three months ended June 30, 2025, was $0.9 million, compared to $2.1 million of tax expense for the comparable prior period. For the three months ended June 30, 2025, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall.

For the six months ended June 30, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$333,396	100%	$350,363	100%	$(16,967)	(5)%
Cost of sales	196,202	59%	199,554	57%	(3,352)	(2)%
Gross profit	137,194	41%	150,809	43%	(13,615)	(9)%
Operating expenses, net:
Research and development	60,074	18%	61,338	18%	(1,264)	(2)%
Selling, general, and administrative	48,955	15%	49,295	14%	(340)	(1)%
Amortization of intangible assets	1,642	0%	3,716	1%	(2,074)	(56)%
Other operating expense (income), net	5	0%	(2,307)	(1)%	2,312	*
Total operating expenses, net	110,676	33%	112,042	32%	(1,366)	(1)%
Operating income (loss)	26,518	8%	38,767	11%	(12,249)	(32)%
Interest income (expense), net	1,741	1%	1,054	0%	687	65%
Other income (expense), net	(653)	(0)%	—	0%	(653)	*
Income (loss) before income taxes	27,606	8%	39,821	11%	(12,215)	(31)%
Income tax expense (benefit)	3,926	1%	3,023	1%	903	30%
Net income (loss)	$23,680	7%	$36,798	11%	$(13,118)	(36)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$247,697	74%	$230,320	66%	$17,377	8%
Compound Semiconductor	28,594	9%	39,225	11%	(10,631)	(27)%
Data Storage	19,059	6%	51,977	15%	(32,918)	(63)%
Scientific & Other	38,046	11%	28,841	8%	9,205	32%
Total	$333,396	100%	$350,363	100%	$(16,967)	(5)%
Sales by geographic region
United States	$45,914	14%	$70,612	20%	$(24,698)	(35)%
EMEA	30,870	9%	32,290	9%	(1,420)	(4)%
China	98,382	30%	129,684	38%	(31,302)	(24)%
Rest of APAC	158,162	47%	117,155	33%	41,007	35%
Rest of World	68	-	622	-	(554)	(89)%
Total	$333,396	100%	$350,363	100%	$(16,967)	(5)%

Sales decreased for the six months ended June 30, 2025 against the comparable prior year period driven by a decrease in sales in the Data Storage and Compound Semiconductor markets, partially offset by an increase in sales in the Semiconductor and Scientific & Other markets. By geography, sales decreased in the China, United States, EMEA, and the Rest of the World partially offset by increased sales in the Rest of APAC region. Sales in the Rest of APAC region for the six months ended June 30, 2025 included sales in Taiwan, Singapore, and Japan of $78.0 million, $29.4 million, and $28.7 million, respectively. Sales in the Rest of APAC region for the six months ended June 30, 2024 included sales in Japan and Taiwan of $41.8 million, and $40.3 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the six months ended June 30, 2025, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to lower volume, unfavorable product mix and higher manufacturing costs. Additionally other factors will cause our gross margins to fluctuate each period. We expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses remained consistent for the six months ended June 30, 2025 against the comparable prior period.

Selling, General, and Administrative

Selling, general, and administrative expenses remained consistent for the six months ended June 30, 2025 against the comparable prior period.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, and certain other intangible assets becoming fully amortized, as well as the full impairment of the Epiluvac related intangibles in 2024.

Interest Income (Expense)

We recorded net interest income of $1.7 million for the six months ended June 30, 2025, compared to net interest income of $1.1 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

Our tax expense for the six months ended June 30, 2025, was $3.9 million, compared to $3.0 million of tax expense for the comparable prior period. For the six months ended June 30, 2025, the effective tax rate was favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by a discrete income tax expense resulting from the share-based compensation shortfall. For the six months ended June 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$188,902	$145,595
Restricted cash	87	224
Short-term investments	165,890	198,719
Total	$354,879	$344,538

At June 30, 2025 and December 31, 2024, cash and cash equivalents of $36.4 million and $45.1 million, respectively, were held outside the United States. As of June 30, 2025, we had $22.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $8.8 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $0.9 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the six months ended June 30, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net income	$23,680	$36,798
Non-cash items:
Depreciation and amortization	10,136	13,008
Non-cash interest expense	550	613
Deferred income taxes	667	(67)
Share-based compensation expense	18,859	17,315
Change in contingent consideration	—	(131)
Changes in operating assets and liabilities	(24,858)	(49,720)
Net cash provided by (used in) operating activities	$29,034	$17,816

Net cash provided by operating activities was $29.0 million for the six months ended June 30, 2025 and was due to net income of $23.7 million and adjustments for non-cash items of $30.2 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $24.9 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, and inventories, partially offset by a decrease in prepaid expenses and accrued expenses.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Capital expenditures	$(10,350)	$(8,943)
Changes in investments, net	34,408	17,691
Proceeds from the sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	$24,058	$10,781

The cash provided by investing activities during the six months ended June 30, 2025 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures. The cash provided by investing activities during the six months ended June 30, 2024 was primarily attributable to net cash provided by net investment activity and proceeds from the sale of productive assets, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(3,868)	$(11,402)
Debt issuance costs	(885)	—
Repayment of convertible debt	(5,229)	—
Contingent consideration payment	—	(1,818)
Net cash provided by (used in) financing activities	$(9,982)	$(13,220)

The cash used in financing activities for the six months ended June 30, 2025 was related to cash used to settle taxes related to employee equity programs, settlement of the 2027 Notes, and debt issuance costs associated with the execution of the Fourth Amendment of the Loan and Security Agreement, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the six months ended June 30, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $230.0 million outstanding principal balance of 2.875% convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt. In addition, in June 2025, we increased the total funds available to us through our revolving credit facility from $225 million to $250 million and extended the maturity until June 16, 2030, subject to a springing maturity date of March 2, 2029. The Company has no immediate plans to draw down on the facility. Interest under the facility is variable based on the Company’s secured net leverage ratio and is expected to bear interest based on SOFR plus a range of 125 to 200 basis points, if drawn. There is a yearly commitment fee of 20 to 30 basis points, based on the Company’s secured net leverage ratio, charged on the unused portion of the Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $165.9 million at June 30, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.0 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 87% and 86% of our total net sales for the three and six months ended June 30, 2025, respectively, 76% and 80% for the comparable 2024 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 5% and 6% of total net sales for the three and six months ended June 30, 2025, respectively, and 5% and 4% for the comparable 2024 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2025. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, and in Part I — Item 1A of our 2024 Form 10-K, and Item 1A of our quarterly report on Form 10-Q for quarter ended March 31, 2025. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, the following directors and Section 16 officers, as applicable, adopted, modified or terminated “Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K):

●On May 20, 2025, William J. Miller, Ph.D., our Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Miller’s plan covers the sale of 200,000 shares of our common stock, between September 2, 2025 and March 1, 2028. Transactions under the plan are based upon pre-established dates and stock price thresholds.

●On June 4, 2025, Adrian Devasahayam, Ph.D., our Senior Vice President, Product Line Management, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Devasahayam’s plan covers the sale of 11,911 shares of our common stock, between September 4, 2025 and June 2, 2026. Transactions under the plan are based upon pre-established dates and stock price thresholds.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Securities Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Fourth Amendment to Loan and Security Agreement, dated as of June 16, 2025, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	6/17/2025
10.2	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of July 29, 2025.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2025.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer