Form 10-Q
period 2025-09-30
VEECO INSTRUMENTS INC
filed 2025-11-05
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 60,162,510 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our business and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2024 Form 10-K, and the following:

●	Changes in U.S. and foreign trade policies, including the recent imposition of tariffs, together with the prospect of additional foreign and domestic trade restrictions;

●	Risks associated with operating a global business, including ongoing trade disputes between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Unfavorable market conditions;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	The timing of our orders, shipments, and revenue recognition;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the Notes;

●	Our capped call transactions, which may affect the value of our common stock;

●	Delays in or failure to complete the Merger (as defined herein), whether due to an inability by either party to satisfy one or more conditions to closing, including an inability to obtain required shareholder approvals or certain regulatory approvals, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement (as defined herein) by either party, or otherwise;

●	Risks related to the pendency of the Merger and its effect on our business, financial condition, results of operations, cash flows and stock price;

●	An inability to attract, retain, and motivate employees, including as a result of the Merger;

●	Diversion of management time and attention from ordinary course business operations to the Merger and other potential disruptions to our business relating thereto;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, and from time-to-time in our other SEC reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$193,192	$145,595
Restricted cash	30	224
Short-term investments	176,130	198,719
Accounts receivable, net	116,471	96,834
Contract assets	31,067	37,109
Inventories	263,311	246,735
Prepaid expenses and other current assets	30,133	39,316
Total current assets	810,334	764,532
Property, plant, and equipment, net	109,120	113,789
Operating lease right-of-use assets	25,275	26,503
Intangible assets, net	6,418	8,832
Goodwill	214,964	214,964
Deferred income taxes	120,120	120,191
Other assets	3,680	2,766
Total assets	$1,289,911	$1,251,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,580	$43,519
Accrued expenses and other current liabilities	50,220	55,195
Contract liabilities	57,054	64,986
Income taxes payable	332	2,086
Current portion of long-term debt	—	26,496
Total current liabilities	151,186	192,282
Deferred income taxes	633	689
Long-term debt	225,723	249,702
Long-term operating lease liabilities	32,644	34,318
Other liabilities	3,755	3,816
Total liabilities	413,941	480,807
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 60,159,113 shares issued and outstanding at September 30, 2025 and 56,827,915 shares issued and outstanding at December 31, 2024	602	569
Additional paid-in capital	1,297,743	1,227,134
Accumulated deficit	(424,179)	(458,455)
Accumulated other comprehensive income	1,804	1,522
Total stockholders' equity	875,970	770,770
Total liabilities and stockholders' equity	$1,289,911	$1,251,577

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$165,881	$184,807	$499,277	$535,170
Cost of sales	98,178	105,596	294,380	305,150
Gross profit	67,703	79,211	204,897	230,020
Operating expenses, net:
Research and development	28,988	32,216	89,062	93,554
Selling, general, and administrative	27,263	25,291	76,218	74,586
Amortization of intangible assets	771	1,687	2,413	5,403
Other operating expense (income), net	127	(4,318)	132	(6,625)
Total operating expenses, net	57,149	54,876	167,825	166,918
Operating income	10,554	24,335	37,072	63,102
Interest income	3,485	3,204	10,022	9,643
Interest expense	(2,164)	(2,881)	(6,960)	(8,266)
Other income (expense), net	—	—	(653)	—
Income before income taxes	11,875	24,658	39,481	64,479
Income tax expense	1,279	2,707	5,205	5,730
Net income	$10,596	$21,951	$34,276	$58,749

Income per common share:
Basic	$0.18	$0.39	$0.58	$1.04
Diluted	$0.17	$0.36	$0.57	$0.97

Weighted average number of shares:
Basic	60,077	56,410	58,993	56,256
Diluted	60,950	62,654	60,436	62,103

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$10,596	$21,951	$34,276	$58,749
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	140	277	231	172
Change in currency translation adjustments	4	105	51	70
Total other comprehensive income (loss), net of tax	144	382	282	242

Total comprehensive income	$10,740	$22,333	$34,558	$58,991

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$34,276	$58,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,038	19,161
Non-cash interest expense	833	935
Deferred income taxes	427	1,885
Share-based compensation expense	28,004	26,774
Changes in contingent consideration	—	(4,775)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(13,607)	(35,754)
Inventories	(16,576)	(3,695)
Prepaid expenses and other current assets	4,826	(420)
Accounts payable and accrued expenses	(2,586)	12,323
Contract liabilities	(7,932)	(37,558)
Income taxes receivable and payable, net	3,401	1,060
Other, net	(1,537)	(3,255)
Net cash provided by (used in) operating activities	44,567	35,430

Cash Flows from Investing Activities
Capital expenditures	(12,928)	(12,934)
Proceeds from the sale of investments	155,343	116,710
Payments for purchases of investments	(130,483)	(124,639)
Proceeds from sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	11,932	(18,830)

Cash Flows from Financing Activities
Restricted stock tax withholdings	(6,858)	(14,875)
Repayment of convertible debt	(5,229)	—
Debt issuance costs	(885)	—
Contingent consideration payments	—	(1,818)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	3,810	4,368
Net cash provided by (used in) financing activities	(9,162)	(12,325)
Effect of exchange rate changes on cash and cash equivalents	66	91
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,403	4,366
Cash, cash equivalents, and restricted cash - beginning of period	145,819	159,120
Cash, cash equivalents, and restricted cash - end of period	$193,222	$163,486

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,767	$5,480
Net income taxes paid (refunded)	70	2,966
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	720	281
Right-of-use assets obtained in exchange for lease obligations	944	4,695

See accompanying Notes to the Consolidated Financial Statements.

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

Pending Merger with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. See Note 10 Subsequent Events for additional information.

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

The computations of basic and diluted income per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Numerator:
Net income	$10,596	$21,951	$34,276	$58,749
Interest expense associated with convertible notes	—	515	378	1,541
Net income available to common shareholders	$10,596	$22,466	$34,654	$60,290

Denominator:
Basic weighted average shares outstanding	60,077	56,410	58,993	56,256
Effect of potentially dilutive share-based awards	873	1,606	552	1,329
Dilutive effect of convertible notes	—	4,638	891	4,518
Diluted weighted average shares outstanding	60,950	62,654	60,436	62,103

Net income per common share:
Basic	$0.18	$0.39	$0.58	$1.04
Diluted	$0.17	$0.36	$0.57	$0.97

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	612	3	643	54
Potential shares to be issued for settlement of the convertible notes excluded from the diluted calculation as their effect would be antidilutive	N/A	N/A	61	N/A

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2025
Cash equivalents
Certificate of deposits and time deposits	$73,753	$—	$—	$73,753
Money market cash	34,387	—	—	34,387
Total	$108,140	$—	$—	$108,140
Short-term investments
U.S. treasuries	$50,791	$—	$—	$50,791
Government agency securities	—	50,324	—	50,324
Corporate debt	—	75,015	—	75,015
Total	$50,791	$125,339	$—	$176,130

December 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$66,023	$—	$—	$66,023
Money market cash	15,003	—	—	15,003
Total	$81,026	$—	$—	$81,026
Short-term investments
U.S. treasuries	$84,032	$—	$—	$84,032
Government agency securities	—	30,167	—	30,167
Corporate debt	—	83,051	—	83,051
Commercial paper	—	1,469	—	1,469
Total	$84,032	$114,687	$—	$198,719

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025.

At September 30, 2025 and December 31, 2024, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2025
U.S. treasuries	$50,760	$33	$(2)	$50,791
Government agency securities	50,319	30	(25)	50,324
Corporate debt	74,962	70	(17)	75,015
Total	$176,041	$133	$(44)	$176,130

December 31, 2024
U.S. treasuries	$84,008	$45	$(21)	$84,032
Government agency securities	30,244	13	(90)	30,167
Corporate debt	83,209	17	(175)	83,051
Commercial paper	1,469	—	—	1,469
Total	$198,930	$75	$(286)	$198,719

Available-for-sale securities in a loss position at September 30, 2025 and December 31, 2024 consist of:

	Continuous Loss Position		Continuous Loss Position
	for Less than 12 Months		for 12 Months or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses

	(in thousands)
September 30, 2025
U.S. treasuries	$14,775	$(2)	$—	$—
Government agency securities	8,981	(23)	1,460	(2)
Corporate debt	20,061	(14)	2,636	(3)
Total	$43,817	$(39)	$4,096	$(5)

December 31, 2024
U.S. treasuries	$26,756	$(21)	$—	$—
Government agency securities	20,062	(90)	—	—
Corporate debt	58,967	(175)	—	—
Total	$105,785	$(286)	$—	$—

The contractual maturities of securities classified as available-for-sale at September 30, 2025 were as follows:

	September 30, 2025
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$132,558	$132,638
Due after one year through two years	43,483	43,492
Total	$176,041	$176,130

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the nine months ended September 30, 2025 and 2024.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at September 30, 2025 and December 31, 2024. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Materials	$139,581	$129,178
Work-in-process	85,965	88,361
Finished goods	8,697	3,016
Evaluation inventory	29,068	26,180
Total	$263,311	$246,735

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $12.9 million and $18.7 million at September 30, 2025 and December 31, 2024, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,604	61,504
Machinery and equipment (1)	195,829	190,810
Leasehold improvements	55,022	53,759
Gross property, plant, and equipment	317,516	311,134
Less: accumulated depreciation and amortization	208,396	197,345
Property, plant, and equipment, net	$109,120	$113,789
(1)	Machinery and equipment also includes software, furniture and fixtures

For the three and nine months ended September 30, 2025, depreciation expense was $4.1 million and $12.6 million, respectively and $4.5 million and $13.8 million, respectively, for the comparable 2024 period.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the nine months ended September 30, 2025.

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

The components of purchased intangible assets were as follows:

	September 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$355,156	$772	$355,928	$354,066	$1,862
Customer relationships	146,925	141,279	5,646	146,925	139,955	6,970
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$531,091	$6,418	$537,509	$528,677	$8,832

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 consist of:

	September 30,	December 31,
	2025	2024

	(in thousands)
Payroll and related benefits	$22,380	$30,398
Warranty	10,034	9,740
Operating lease liabilities	4,059	3,757
Interest	2,332	1,198
Professional fees	3,571	1,969
Sales, use, and other taxes	1,396	1,539
Contingent consideration	702	702
Other	5,746	5,892
Total	$50,220	$55,195

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2025 include:

(in thousands)
Balance - December 31, 2024	$9,740
Warranties issued	5,337
Consumption of reserves	(4,488)
Changes in estimate	(555)
Balance - September 30, 2025	$10,034

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2024 was approximately $65.0 million, of which the Company recognized approximately $48.0 million in revenue during the nine months ended September 30, 2025.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of September 30, 2025.

As of September 30, 2025, the Company has approximately $46.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 60% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes due 2027 (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase capped calls, discussed below. The 2027 Notes bore interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes were scheduled to mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes. The remaining principal amount of $25.0 million 2027 Notes were settled on May 15, 2025 in a private transaction with all remaining 2027 Note holders for 1.6 million shares of the Company’s common stock and $5.4 million in cash. The settlement was accounted for as an induced conversion resulting in an inducement expense of approximately $0.7 million for the nine months ended September 30, 2025, which is included within “Other income (expense), net” on the Consolidated Statement of Operations, and a decrease to additional paid-in capital of $20.2 million on the Consolidated Balance Sheets.

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

The carrying value of the 2025 Notes, 2027 Notes, and 2029 Notes are as follows:

	September 30, 2025			December 31, 2024
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$—	$—	$—	$26,500	$(4)	$26,496
2027 Notes	—	—	—	25,000	(223)	24,777
2029 Notes	230,000	(4,277)	225,723	230,000	(5,075)	224,925
Net carrying value	$230,000	$(4,277)	$225,723	$281,500	$(5,302)	$276,198

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$—	$232	$39	$696
Coupon interest expense - 2027 Notes	—	234	347	702
Coupon interest expense - 2029 Notes	1,653	1,653	4,959	4,959
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	—	26	4	76
Amortization of debt discount/transaction costs- 2027 Notes	—	23	30	66
Amortization of debt discount/transaction costs- 2029 Notes	283	274	799	793
Total Interest Expense	$1,936	$2,442	$6,178	$7,292

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2025 of $290.7 million.

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

Revolving Credit Facility

On December 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million including a $15 million letter of credit sublimit. The Loan and Security Agreement was subsequently amended to increase the aggregate principal amount to $225 million on August 2, 2024 (the “Third Amendment”), and $250 million on June 16, 2025 (the “Fourth Amendment”) (as amended to date, the “Credit Facility”). The Credit Facility matures on June 16, 2030, subject to a springing maturity date of March 2, 2029 upon the occurrence of certain liquidity events described in the Fourth Amendment. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $100 million, with additional amounts available so long as the Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) does not exceed 2.50 to 1.00. The existing lenders under the Credit Facility, are entitled, but not obligated, to provide such incremental commitments.

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

No amounts were outstanding under the Credit Facility as of September 30, 2025 or December 31, 2024.

Other Liabilities

Other Liabilities at September 30, 2025 and December 31, 2024 was approximately $3.8 million, which included medical and dental benefits for former executives, asset retirement obligations, contingent consideration, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2025 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at September 30, 2025:

Operating
Leases
(in thousands)
Payments due by period:
2025	$859
2026	5,119
2027	4,868
2028	4,439
2029	4,302
Thereafter	30,615
Total future minimum lease payments	50,202
Less: Imputed interest	(13,499)
Total	$36,703

Reported as of September 30, 2025
Accrued expenses and other current liabilities	$4,059
Long-term operating lease liabilities	32,644
Total	$36,703

Operating lease costs for the three and nine months ended September 30, 2025 were $1.2 million and $3.8 million, respectively, and $1.2 million and $3.6 million, respectively for the comparable 2024 period. Variable lease costs for the three and nine months ended September 30, 2025 were $0.3 million and $0.9 million, respectively and $0.3 million and $1.0 million, respectively for the comparable 2024 period. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the nine months ended September 30, 2025 and 2024 were $5.4 million and $5.0 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three and nine months ended September 30, 2025, and $30.0 million was available under the agreement for additional sales of receivables as of September 30, 2025. The Company sold no receivables for the three months and $8.0 million for the nine months ended September 30, 2024. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $128.2 million at September 30, 2025 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2025, outstanding bank guarantees and standby letters of credit totaled $7.6 million, and unused bank guarantees and letters of credit of $35.1 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858
Net income	—	—	—	11,733	—	11,733
Other comprehensive income (loss), net of tax	—	—	—	—	30	30
Share-based compensation expense	—	—	9,651	—	—	9,651
Settlement of the 2027 Notes	1,643	16	20,215	—	—	20,231
Net issuance under employee stock plans	226	3	2,690	—	—	2,693
Balance at June 30, 2025	60,161	$602	$1,288,709	$(434,775)	$1,660	$856,196
Net income	—	—	—	10,596	—	10,596
Other comprehensive income (loss), net of tax	—	—	—	—	144	144
Share-based compensation expense	—	—	9,145	—	—	9,145
Net issuance under employee stock plans	(2)	—	(111)	—	—	(111)
Balance at September 30, 2025	60,159	$602	$1,297,743	$(424,179)	$1,804	$875,970

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2023	56,364	$564	$1,202,440	$(532,169)	$1,607	$672,442
Net income	—	—	—	21,854	—	21,854
Other comprehensive income (loss), net of tax	—	—	—	—	(128)	(128)
Share-based compensation expense	—	—	8,082	—	—	8,082
Net issuance under employee stock plans	273	2	(14,342)	—	—	(14,340)
Balance at March 31, 2024	56,637	$566	$1,196,180	$(510,315)	$1,479	$687,910
Net income (loss)	—	—	—	14,944	—	14,944
Other comprehensive income (loss), net of tax	—	—	—	—	(12)	(12)
Share-based compensation expense	—	—	9,233	—	—	9,233
Net issuance under employee stock plans	136	3	2,935	—	—	2,938
Balance at June 30, 2024	56,773	$569	$1,208,348	$(495,371)	$1,467	$715,013
Net income	—	—	—	21,951	—	21,951
Other comprehensive income (loss), net of tax	—	—	—	—	382	382
Share-based compensation expense	—	—	9,459	—	—	9,459
Net issuance under employee stock plans	5	1	(287)	—	—	(286)
Balance at September 30, 2024	56,778	$570	$1,217,520	$(473,420)	$1,849	$746,519

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2024	$1,777	$(255)	$1,522
Other comprehensive income (loss)	51	231	282
Balance - September 30, 2025	$1,828	$(24)	$1,804

There were immaterial reclassifications from AOCI into net income for the three and nine months ended September 30, 2025 and 2024.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of sales	$1,771	$1,565	$5,105	$4,740
Research and development	2,840	3,111	8,902	8,422
Selling, general, and administrative	4,534	4,783	13,997	13,612
Total	$9,145	$9,459	$28,004	$26,774

For the nine months ended September 30, 2025, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2024	2,604	$32.53
Granted	1,172	22.94
Performance award adjustments	(21)	45.28
Vested	(898)	31.63
Forfeited	(102)	26.73
Balance - September 30, 2025	2,755	$28.86

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

Income before income taxes and income tax expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)
Income before income taxes	$11,875	$24,658	$39,481	$64,479
Income tax expense	$1,279	$2,707	$5,205	$5,730
Effective tax rate	10.77%	10.98%	13.18%	8.89%

The Company’s income tax expense for the three and nine months ended September 30, 2025 was $1.3 million and $5.2 million, respectively, compared to $2.7 million and $5.7 million, respectively, for the comparable prior period.

For the three and nine months ended September 30, 2025, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax expense resulting from the share-based compensation shortfall. For the three and nine months ended September 30, 2024, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to a discrete income tax benefit for share-based compensation windfall.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025, which contains a broad range of tax law changes affecting businesses. The provisions of the OBBBA have different effective dates where some are effective in 2025 and others not until 2026. The Company continues to evaluate the full effects of the legislation. Based on our analysis, these impacts have not had a material effect on Company’s financial position, results of operations or cash flow in the current fiscal year. The provisions effective in 2025 have been reflected in the Company’s consolidated operating results for the three and nine months ended September 30, 2025.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Sales by end-market
Semiconductor	$118,322	$124,143	$366,019	$354,463
Compound Semiconductor	10,912	15,556	39,506	54,781
Data Storage	9,971	32,750	29,030	84,727
Scientific & Other	26,676	12,358	64,722	41,199
Total	$165,881	$184,807	$499,277	$535,170
Sales by geographic region
United States	$26,513	$59,207	$72,427	$129,819
EMEA(1)	11,581	9,898	42,451	42,188
China	45,650	54,590	144,032	184,274
Rest of APAC	82,100	60,969	240,262	178,124
Rest of World	37	143	105	765
Total	$165,881	$184,807	$499,277	$535,170
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Note 10 — Subsequent Events

Merger Agreement with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc. a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was unanimously approved by Veeco’s board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and is subject to certain customary closing conditions, including the approval by the stockholders of each company and various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close in the second half of 2026.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Axcelis, the Company, Merger Sub, or their wholly-owned subsidiaries) will be converted into the right to receive 0.3575 newly issued shares of Axcelis common stock (the “Axcelis Common Stock”). No fractional shares of Axcelis will be issued in the Merger, and the Company stockholders will receive cash in lieu of fractional shares as part of the merger consideration. Following the Merger, Axcelis’ common stockholders are expected to own approximately 58.4% of the shares of Axcelis Common Stock on a fully diluted basis, and the Company’s common stockholders will own approximately 41.6%.

The Merger Agreement contains customary representations, warranties, and covenants, including restrictions on the conduct of business prior to closing and provisions regarding the treatment of the Company’s outstanding equity awards and employee benefits. The Merger Agreement may be terminated under certain circumstances, including by mutual consent of the Company and Axcelis or if the Merger is not consummated by September 30, 2026 (subject to automatic extensions until as late as June 30, 2027 under certain conditions with respect to the receipt of regulatory approvals).

If the board of directors of either party makes an Adverse Recommendation Change, as defined in the Merger Agreement, the other party shall have the right to terminate the Merger Agreement, and the non-terminating party will be required to pay the other party the following termination fee: (i) if the non-terminating party is Axcelis, a termination fee of $108,700,000; and (ii) if the non-terminating party is Veeco, a termination fee of $77,500,000. Each party may also be required to pay such termination fee if such party enters into a competing proposal within twelve months of termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated by a party as a result of the other party’s failure to obtain stockholder approval, or is terminated by a party due to the other party’s breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then the non-terminating party will be required to pay a fixed expense reimbursement amount of $15,000,000.

The Company incurred approximately $2.6 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger during the three and nine months ended September 30, 2025, included as part of Selling, General, and Administrative expenses on the Consolidated Statement of Operations.

Additional information regarding the Merger Agreement and the proposed Merger is included in the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025.

Fifth Amendment to Loan and Security Agreement

On September 30, 2025, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Loan and Security Agreement referenced in Note 4 above. The Fifth Amendment makes certain amendments to the definition of “Change of Control” and the “Merger, Consolidation and Sale of Assets” covenant in the Loan and Security Agreement.

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

The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended September 30, 2024, filed on November 6, 2024.

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

Merger with Axcelis Technologies, Inc.

On September 30, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was unanimously approved by our board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and is subject to certain customary closing conditions, including the approval by the stockholders of each company and various regulatory approvals. For more information regarding the previously announced Merger, see Note 10 Subsequent Events to the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

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

Semiconductor revenue decreased by 5% in the third quarter from the comparable prior year period, comprising 71% of total revenue. Revenue was primarily driven by system shipments of our Laser Spike Annealing (“LSA”), Ion Beam Deposition EUV for mask blanks and our Advanced Packaging wet processing.

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

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition EUV system for mask blanks. Leading logic and memory customers expect EUV and High Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps, which our Ion Beam Deposition technology is a key enabler of the EUV mask blank Multiple Layer Mirror. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to EUV pellicles which are increasingly being used to improve the productivity of EUV steps. Our IBD-EUV system is used to form the high-transparency membrane used in pellicles.

We also have two Ion Beam Deposition “IBD300” systems under evaluation at leading DRAM memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI and high-performance computing. In the third quarter of 2025, we had increased order activity supporting these end markets.

Our Advanced Packaging lithography systems are used for packaging applications such as 2.5D and 3D packaging, fan out wafer level packaging and other advanced packaging solutions. We are seeing an uptick in the order activity from several OSAT customers driven by AI and consumer markets recovery.

Looking ahead, we anticipate seeing growth in the semiconductor market in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI.

Veeco also serves customers in the Compound Semiconductor, Data Storage, and Scientific & Other markets. We address the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market declined in the third quarter from the comparable prior year period. In GaN Power, emerging use cases have driven some traditional silicon power electronics manufacturers to consider adoption of GaN at 300mm.

Additionally, we received an order for a Propel 300mm GaN on Silicon Epitaxy system from a leading power device IDM customer. This order cements our position as a leader in 300mm MOCVD technology.

We are also seeing photonics orders driven by demand for space-grade solar cells and panels, optical communication solutions for datacom industry, as well as opportunities in MicroLEDs for applications such as luxury TVs, AR/VR, and automotive.

We address the Data Storage market with sales of our Ion Beam technology. Demand for our Ion Beam products is driven by demand for cloud and AI Data Centers. Revenue in our Data Storage market declined in the third quarter from the comparable prior year period. While customers are not adding new system capacity in 2025, we have started seeing new order activity in the third quarter, driven by increased customer utilization rates and adoption of new technologies like Heat Assisted-Magnetic-Recording (“HAMR”).

Sales in the Scientific & Other market are largely driven by sales to government-funded laboratories, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support diverse R&D and niche low-volume production applications. Sales in this market increased in the third quarter from the comparable prior year period driven by optical deposition systems.

Results of Operations

For the three months ended September 30, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$165,881	100%	$184,807	100%	$(18,926)	(10)%
Cost of sales	98,178	59%	105,596	57%	(7,418)	(7)%
Gross profit	67,703	41%	79,211	43%	(11,508)	(15)%
Operating expenses, net:
Research and development	28,988	17%	32,216	17%	(3,228)	(10)%
Selling, general, and administrative	27,263	16%	25,291	14%	1,972	8%
Amortization of intangible assets	771	0%	1,687	1%	(916)	(54)%
Other operating expense (income), net	127	0%	(4,318)	(2)%	4,445	(103)%
Total operating expenses, net	57,149	34%	54,876	30%	2,273	4%
Operating income	10,554	6%	24,335	13%	(13,781)	(57)%
Interest income, net	1,321	1%	323	0%	998	309%
Income before income taxes	11,875	7%	24,658	13%	(12,783)	(52)%
Income tax expense	1,279	1%	2,707	1%	(1,428)	(53)%
Net income	$10,596	6%	$21,951	12%	$(11,355)	(52)%

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$118,322	71%	$124,143	67%	$(5,821)	(5)%
Compound Semiconductor	10,912	7%	15,556	8%	(4,644)	(30)%
Data Storage	9,971	6%	32,750	18%	(22,779)	(70)%
Scientific & Other	26,676	16%	12,358	7%	14,318	116%
Total	$165,881	100%	$184,807	100%	$(18,926)	(10)%
Sales by geographic region
United States	$26,513	16%	$59,207	32%	$(32,694)	(55)%
EMEA	11,581	7%	9,898	5%	1,683	17%
China	45,650	28%	54,590	30%	(8,940)	(16)%
Rest of APAC	82,100	49%	60,969	33%	21,131	35%
Rest of World	37	-	143	-	(106)	(74)%
Total	$165,881	100%	$184,807	100%	$(18,926)	(10)%

Sales decreased for the three months ended September 30, 2025 against the comparable prior year period driven by a decrease in sales in the Data Storage, Semiconductor, and Compound Semiconductor markets, partially offset by an increase in sales in the Scientific & Other market. By geography, sales decreased in the United States and China, partially offset by increased sales in the Rest of APAC and EMEA regions. Sales in the Rest of APAC region for the three months ended September 30, 2025 included sales in Taiwan and Japan of $54.9 million and $10.3 million, respectively. Sales in the Rest of APAC region for the three months ended September 30, 2024 included sales in Taiwan and Japan of $49.9 million, and $4.0 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended September 30, 2025, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to lower volume and higher logistics costs partially offset by favorable product mix. Additionally other factors will cause our gross margins to fluctuate each period. We expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports. Additionally, we anticipate a reduction in gross margin for the remainder of the year primarily driven by a shift in product mix.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the three months ended September 30, 2025 against the comparable prior period due to a decrease in personnel-related and operating-related expenses as part of our efforts to manage costs.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended September 30, 2025 against the comparable prior period due to expenses incurred associated with the Company entering into the Merger Agreement described above, partially offset by a reduction in personnel-related expenses as part of our efforts to manage costs.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, and certain other intangible assets becoming fully amortized, as well as the full impairment of the Epiluvac related intangibles in 2024.

Other Operating Expense (Income), Net

Other operating income decreased compared to the comparable prior year period primarily due to reduction in the expected earn-out payment to the previous shareholders of Epiluvac during the three months ended September 30, 2024.

Interest Income (Expense)

We recorded net interest income of $1.3 million for the three months ended September 30, 2025, compared to net interest income of $0.3 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax expense for the three months ended September 30, 2025, was $1.3 million, compared to $2.7 million of tax expense for the comparable prior period. For the three months ended September 30, 2025, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. For the three months ended September 30, 2024, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

For the nine months ended September 30, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$499,277	100%	$535,170	100%	$(35,893)	(7)%
Cost of sales	294,380	59%	305,150	57%	(10,770)	(4)%
Gross profit	204,897	41%	230,020	43%	(25,123)	(11)%
Operating expenses, net:
Research and development	89,062	18%	93,554	17%	(4,492)	(5)%
Selling, general, and administrative	76,218	15%	74,586	14%	1,632	2%
Amortization of intangible assets	2,413	0%	5,403	1%	(2,990)	(55)%
Other operating expense (income), net	132	0%	(6,625)	(1)%	6,757	*
Total operating expenses, net	167,825	34%	166,918	31%	907	1%
Operating income (loss)	37,072	7%	63,102	12%	(26,030)	(41)%
Interest income (expense), net	3,062	1%	1,377	0%	1,685	122%
Other income (expense), net	(653)	(0)%	—	0%	(653)	*
Income (loss) before income taxes	39,481	8%	64,479	12%	(24,998)	(39)%
Income tax expense (benefit)	5,205	1%	5,730	1%	(525)	(9)%
Net income (loss)	$34,276	7%	$58,749	11%	$(24,473)	(42)%
*	Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$366,019	73%	$354,463	66%	$11,556	3%
Compound Semiconductor	39,506	8%	54,781	10%	(15,275)	(28)%
Data Storage	29,030	6%	84,727	16%	(55,697)	(66)%
Scientific & Other	64,722	13%	41,199	8%	23,523	57%
Total	$499,277	100%	$535,170	100%	$(35,893)	(7)%
Sales by geographic region
United States	$72,427	15%	$129,819	24%	$(57,392)	(44)%
EMEA	42,451	9%	42,188	8%	263	1%
China	144,032	29%	184,274	35%	(40,242)	(22)%
Rest of APAC	240,262	48%	178,124	33%	62,138	35%
Rest of World	105	-	765	-	(660)	(86)%
Total	$499,277	100%	$535,170	100%	$(35,893)	(7)%

Sales decreased for the nine months ended September 30, 2025 against the comparable prior year period driven by a decrease in sales in the Data Storage and Compound Semiconductor markets, partially offset by an increase in sales in the Semiconductor and Scientific & Other markets. By geography, sales decreased in the United States, China, and the Rest of the World partially offset by increased sales in the Rest of APAC and EMEA regions. Sales in the Rest of APAC region for the nine months ended September 30, 2025 included sales in Taiwan, Japan, and Singapore of $132.9 million, $39.0 million, and $33.1 million, respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2024 included sales in Taiwan and Japan of $90.2 million, and $45.8 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the nine months ended September 30, 2025, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to lower volume and higher logistics costs. Additionally other factors will cause our gross margins to fluctuate each period. We expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased for the nine months ended September 30, 2025 against the comparable prior period due to a decrease in personnel-related and operating-related expenses as part of our efforts to manage costs.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2025 against the comparable prior period due to expenses incurred associated with the Company entering into the Merger Agreement described above, partially offset by a reduction in personnel-related expenses as part of our efforts to manage costs.

Amortization Expense

Amortization expense decreased compared to the comparable prior year period primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, and certain other intangible assets becoming fully amortized, as well as the full impairment of the Epiluvac related intangibles in 2024.

Other Operating Expense (Income), Net

Other operating income decreased compared to the comparable prior year period primarily due to a reduction in the expected earn-out payment to the previous shareholders of Epiluvac, as well as proceeds from the sale of productive assets during the nine months ended September 30, 2024.

Interest Income (Expense)

We recorded net interest income of $3.1 million for the nine months ended September 30, 2025, compared to net interest income of $1.3 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax expense for the nine months ended September 30, 2025, was $5.2 million, compared to $5.7 million of tax expense for the comparable prior period. For the nine months ended September 30, 2025, the effective tax rate was favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by a discrete income tax expense resulting from the share-based compensation shortfall. For the nine months ended September 30, 2024, the effective tax rate was favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, as well as a discrete income tax benefit resulting from the share-based compensation windfall.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$193,192	$145,595
Restricted cash	30	224
Short-term investments	176,130	198,719
Total	$369,352	$344,538

At September 30, 2025 and December 31, 2024, cash and cash equivalents of $36.4 million and $45.1 million, respectively, were held outside the United States. As of September 30, 2025, we had $23.8 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $9.8 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.0 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the nine months ended September 30, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net income	$34,276	$58,749
Non-cash items:
Depreciation and amortization	15,038	19,161
Non-cash interest expense	833	935
Deferred income taxes	427	1,885
Share-based compensation expense	28,004	26,774
Change in contingent consideration	—	(4,775)
Changes in operating assets and liabilities	(34,011)	(67,299)
Net cash provided by (used in) operating activities	$44,567	$35,430

Net cash provided by operating activities was $44.6 million for the nine months ended September 30, 2025 and was due to net income of $34.3 million and adjustments for non-cash items of $44.3 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $34.0 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, and inventories, partially offset by a decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Capital expenditures	$(12,928)	$(12,934)
Changes in investments, net	24,860	(7,929)
Proceeds from the sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	$11,932	$(18,830)

The cash provided by investing activities during the nine months ended September 30, 2025 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures. The cash provided by investing activities during the nine months ended September 30, 2024 was primarily attributable to net cash used for capital expenditures, and net investment activity, partially offset by proceeds from the sale of productive assets.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(3,048)	$(10,507)
Debt issuance costs	(885)	—
Repayment of convertible debt	(5,229)	—
Contingent consideration payment	—	(1,818)
Net cash provided by (used in) financing activities	$(9,162)	$(12,325)

The cash used in financing activities for the nine months ended September 30, 2025 was related to cash used to settle taxes related to employee equity programs, settlement of the 2027 Notes, and debt issuance costs associated with the execution of the Fourth Amendment of the Loan and Security Agreement, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the nine months ended September 30, 2024 was related to cash used to settle taxes related to employee equity programs and contingent consideration payment related to Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $230.0 million outstanding principal balance of convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted.

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

In connection with the Merger, the convertible senior notes will be assumed by Axcelis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $176.1 million at September 30, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.2 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 84% and 85% of our total net sales for the three and nine months ended September 30, 2025, respectively, 68% and 76% for the comparable 2024 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 3% and 5% of total net sales for the three and nine months ended September 30, 2025, respectively, and 4% for both the comparable 2024 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2025. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2024 Form 10-K and in Item 1A of our quarterly reports on Form 10-Q for quarters ended March 31, 2025 and June 30, 2025. Except as set forth below, there have been no material changes from the risk factors previously disclosed.

Risks Related to the Merger

The Merger is subject to certain closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose unexpected delays in the completion of the Merger, or the Merger may not be completed at all.

The Merger is currently expected to close during the second half of 2026, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Axcelis may terminate the Merger Agreement if the Merger has not occurred by September 30, 2026 (subject to automatic extensions until as late as June 30, 2027 under certain conditions with respect to the receipt of regulatory approvals). Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the receipt of various government approvals, the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the adoption of the Merger Agreement by our and Axcelis’ respective stockholders at our and Axcelis’ respective special meetings of stockholders.

If the required vote is not obtained at either special meeting (including any adjournment or postponement thereof) at which the Merger has been voted upon, either we or Axcelis may terminate the Merger Agreement. If the Merger Agreement is terminated by Axcelis following a recommendation change of our board of directors, we will be required to pay a termination fee of $77,500,000 to Axcelis. In addition, if the Merger Agreement is terminated by Axcelis as a result of our failure to obtain stockholder approval, or is terminated by Axcelis due to our breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then the we will be required to pay a fixed expense reimbursement amount of $15,000,000.

We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We cannot provide any assurance that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed on the terms or timeline set forth in the Merger Agreement or at all.

Failure to complete the Merger in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.

We can provide no assurance that the Merger will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Also, we can provide no assurance that an event, change or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Merger or the failure to complete the Merger at all could materially and adversely affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger is delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the Merger, any of which could materially and adversely affect our business, financial condition, results of operations, cash flows, and stock price.

The pendency of the Merger could materially and adversely affect our business and operations.

In connection with the pending Merger, some of our current or prospective customers, suppliers and other vendors, lenders or other business counterparties may delay or defer decisions concerning their business relationships or transactions with us, which could negatively impact our sales and revenue generation, margins, operating expenses, and profitability, regardless of whether the Merger is completed. In addition, under the Merger Agreement, we are restricted from entering into certain corporate transactions and taking certain other specified actions, and requires that we conduct our business in all material respects in the ordinary course and consistent with past practice until the completion of the Merger or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Merger is delayed, could prevent us from pursuing attractive business opportunities that may arise prior to completion of the Merger or from making appropriate changes to business or organizational structure. This could in turn materially and adversely impact our business, financial condition and results of operations.

The pendency of the Merger may also make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management. Further, uncertainty about the effect of the Merger on our employees may have a material adverse effect on us during the pendency of the Merger, as this uncertainty may impair our ability to retain and motivate key personnel during the pendency of the Merger and the combined company’s ability to retain and motivate them following the Merger. Employee retention may be particularly challenging as our employees may experience frustration during the integration process and uncertainty about their future roles following consummation of the Merger.

Because the consideration to be received by our stockholders in connection with the Merger will include a fixed number of shares of Axcelis common stock, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger.

Under the Merger Agreement, at the effective time of the Merger, each share of Veeco common stock (other than each share of Veeco common stock held in treasury or held or owned by Veeco, Axcelis or Merger Sub immediately prior to the effective time of the Merger) issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.3575 newly issued shares of Axcelis common stock. The market value of the consideration our stockholders will receive in the Merger will therefore fluctuate with the market price of Axcelis common stock. The implied value of the Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the date the Merger is completed, which could occur a considerable amount of time after the date hereof.

Prior to the completion of the Merger, the market price of Axcelis common stock, along with short selling activity in both our common stock and Axcelis common stock, has and is expected to continue to impact the market price our common stock. The value of the merger consideration to be received by our stockholders has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the Merger is completed and thereafter. Accordingly, at the time of our special meeting, our stockholders will not know or be able to determine the market value of the consideration they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, interest rates, general market, industry, economic and geopolitical conditions, including the impact of continued inflation and associated changes in monetary policy, short-selling activity, changes in and speculation regarding our and Axcelis’ respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond our and Axcelis’ control.

Under Delaware law, our stockholders are not entitled to an appraisal of the fair value of their shares in connection with the Merger.

Under Delaware law, holders of our common stock are not entitled to an appraisal of the fair value of their shares in connection with the Merger. Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, appraisal rights are not available for the shares of any class or series if the shares of the class or series are listed on a national securities exchange or held of record by more than 2,000 holders on the record date, unless the stockholders receive in exchange for their shares anything other than shares of stock of the surviving or resulting corporation or of any other corporation that is publicly listed or held by more than 2,000 holders of record, cash proceeds from the sale of fractional shares or fractional depositary receipts or any combination of the foregoing. Our common stock is listed on the Nasdaq, and our stockholders will receive Axcelis common stock pursuant to the Merger Agreement and cash proceeds from the sale of fractional shares.

The market price of Axcelis common stock after the Merger may be affected by factors different from those affecting the market price of our common stock.

Upon completion of the Merger, holders of Veeco common stock will become holders of shares of Axcelis common stock. Our business differs from that of Axcelis in important respects, and, accordingly, the results of operations of Axcelis after the Merger, as well as the market price of Axcelis common stock, may be affected by factors different from those currently affecting our results of operations. Additionally, the market price of Axcelis common stock may fluctuate significantly following completion of the Merger.

Our current stockholders will have a reduced ownership interest and voting power in the combined company after the Merger.

Immediately following the Merger, our pre-Merger stockholders are expected to hold approximately 41.6% of the combined company’s common stock and the pre-Merger stockholders of Axcelis are expected to hold approximately 58.4% of the combined company’s common stock, in each case, calculated on a fully diluted basis.

Our stockholders and Axcelis’ stockholders currently have the right to vote for their respective directors and on certain other matters affecting their respective companies. If and when the Merger occurs, each Veeco stockholder who receives shares of Axcelis common stock will become an Axcelis stockholder with a percentage ownership of Axcelis that will be smaller than the stockholder’s current percentage ownership of Veeco (without considering such stockholder’s current ownership of our common stock, if any). Accordingly, our pre-Merger stockholders will have less voting power in us than they now have in Veeco and will be able to exercise less influence over the management and policies of the combined company following the consummation of the Merger than they are able to exercise over Veeco immediately prior to the consummation of the Merger.

An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Our stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot provide any assurance as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. One of the conditions to the completion of the Merger is that no injunction by any governmental entity of competent jurisdiction, such as a court, is in effect that prohibits, restrains or makes illegal the consummation of the Merger. As such, if any future legal actions result in an injunction prohibiting the consummation of the Merger, then such injunction may prevent the consummation of the Merger on the agreed terms, within the expected timeframe or at all, any of which could substantially harm our business. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could materially and adversely affect the operation of our business.

We are expected to incur significant costs in connection with the Merger and integration of the two companies, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur costs associated with negotiating and completing the Merger and combining the operations of the two companies. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the Merger and include, among others, fees paid to financial, legal and accounting advisors, filing fees, and employee retention and other employment-related costs. Many of these costs will be borne by us even if the Merger is not completed.

We will also incur transaction costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies related to the integration of the businesses, should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could materially and adversely affect the results of operations, financial condition and cash flows of the combined company following the completion of the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquiror from making an alternative transaction proposal for greater consideration that what Axcelis has agreed to pay in the Merger.

The Merger Agreement contains provisions that preclude our ability to pursue alternatives to the Merger and require us to refrain from soliciting, initiating or knowingly encouraging or knowingly inducing, or taking any other action intentionally designed to facilitate, any inquiries or the making of any competing proposals from third parties or to engage in discussions or negotiations with third parties regarding any competing proposals, subject to certain exceptions. With respect to any unsolicited written, bona fide acquisition proposal that we receive, if it is deemed to be a superior proposal, Axcelis generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to a superior proposal, we may be required to pay a termination fee of $77,500,000 to Axcelis depending on the circumstances giving rise to the termination, which likely would discourage a potential third-party merger partner from making an alternative transaction proposal, even if it were prepared to pay consideration with a higher value than implied in the Merger, or cause such third-party to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Directors and officers of Veeco may have interests in the Merger that may be different from, or in addition to, those of other our other stockholders, which could have influenced their decisions to support or approve the Merger.

Certain of our directors and officers have interests in the Merger that may differ from, or that are in addition to, their interests as our stockholders. William J. Miller, Ph.D., our Chief Executive Officer and a member of our board of directors, and certain other members of our board of directors, will continue as directors of the combined company after the consummation of the Merger, and will be eligible to be compensated as non-employee directors of the combined company. In addition, Dr. Miller, together with certain other Company officers, will be entitled to cash severance payments, certain health insurance coverage and the acceleration of outstanding equity awards in the event of an involuntary termination in connection with a change of control of Veeco. Our board of directors (except for one (1) independent director who serves on the boards of both Axcelis and Veeco and thus recused himself) were aware of these interests at the time they approved the Merger Agreement. These interests may cause Dr. Miller and certain of our directors and officers to view the Merger differently than you may view it as a stockholder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated as September 30, 2025, by and among Axcelis Technologies, Inc., Veeco Instruments Inc. and Victory Merger Sub, Inc.	8-K	2.1	10/01/2025
10.1	Fifth Amendment to Loan and Security Agreement, dated as of September 30, 2025, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	10/01/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2025.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer