Form 10-K
period 2025-12-31
VEECO INSTRUMENTS INC
filed 2026-02-25
CIK 103145

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 27, 2025 (the last business day of the registrant’s most recently completed second quarter) was $1,205,043,869 based on the closing price of $20.52 on the NASDAQ Global Select Market on that date.

As of February 19, 2026, there were 60,392,058 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

VEECO INSTRUMENTS INC.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, as amended, relating to Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” the “Company,” “Registrant,” “we,” “our,” or “us,” unless the context indicates otherwise) that are based on management’s expectations, estimates, projections, and assumptions. When used in this Form 10-K, words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Discussions containing such forward-looking statements may be found in Part I, Items 1 and 3, Part II, Items 7 and 7A hereof, as well as within this Form 10-K generally. Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our businesses and markets, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. These statements and their underlying assumptions are subject to risks and uncertainties and are not guarantees of future performance. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation:

●	Changes in U.S. and foreign trade policies, including the imposition of heightened tariffs, together with the prospect of additional foreign and domestic trade restrictions;

●	Risks associated with operating a global business, including ongoing trade disputes between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Unfavorable market conditions;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	The timing of our orders, shipments, and revenue recognition;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the 2029 Convertible Senior Notes;

●	Delays in or failure to complete the Merger (as defined herein), whether due to an inability by either party to satisfy one or more conditions to closing, including an inability to obtain certain regulatory approvals, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement (as defined herein) by either party, or otherwise;

●	Risks related to the pendency of the Merger and its effect on our business, financial condition, results of operations, cash flow and stock price;

●	An inability to attract, retain, and motivate employees, including as a result of the Merger;

●	Diversion of management time and attention from ordinary course business operations to the Merger and other potential disruptions to our business relating thereto;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, including those included in Item 1A, "Risk Factors" of this Form 10-K, and from time-to-time in our other SEC reports.

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

Merger with Axcelis Technologies, Inc.

On September 30, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by Veeco’s board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and, on February 6, 2026, by the stockholders of each company, but is still pending certain regulatory approvals and other customary mutual closing conditions. See Note 17 “Merger” to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Sales and Service

We sell our products and services worldwide through various strategically located facilities in the United States, Europe, and the Asia-Pacific region. We believe that our customer service organization is a significant factor in our success. We provide service and support through warranty and service contracts, as well as on an individual service-call basis. We believe that offering timely support creates stronger relationships with our customers. Revenue from the sales of parts, upgrades, service, and support represented approximately 25%, 20%, and 22% of our net sales for the years ended December 31, 2025, 2024, and 2023, respectively. Parts and upgrade sales represented approximately 19%, 15%, and 17% of our net sales for those years, respectively, and service and support sales were 6%, 5%, and 5% respectively.

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

Backlog

Our backlog consists of orders for which we received a firm purchase order, a customer-confirmed shipment date generally within twelve months, and a deposit, when required. Our backlog was $554.9 million and $409.6 million at December 31, 2025 and 2024, respectively.

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

Workforce Overview

Veeco’s global workforce spans 13 countries. At December 31, 2025, we employed 1,265 employees, with 297 in the Asia-Pacific region, 45 in the EMEA region, and 923 in the United States. Approximately 25% of our workforce is engaged in research and development; 56% in operations, manufacturing, service, and quality assurance; and 19% in sales, marketing, finance, information technology, general management, and other administrative functions. Our success depends on our ability to attract, retain, and motivate employees. We compete with other companies and organizations for talent. Competition for skilled talent, particularly in engineering, manufacturing, and technical roles, remains intense across our industry. We actively monitor talent availability and retention trends to support the continuity of critical skills. We consider our relations with the Veeco United Team to be favorable. We are subject to various federal, state, and local regulations and regularly monitor key employment activities, such as hiring, terminations, pay, and working practices, to ensure compliance with these regulations. In addition, we may supplement the Veeco United Team with contractors and other temporary workers.

Talent Strategy and Development

We recruit regionally and hire locally to ensure compliance with applicable regulations and to strengthen alignment with local talent markets. Hiring is done at a local level to ensure compliance with applicable regulations. We advertise job openings and source candidates broadly to attract a diverse candidate pool. As a leader in our industry, we can attract a strong candidate pool and have successfully filled vacancies. In fiscal 2025, we hired 162 employees: 141 in the United States, 20 in the Asia-Pacific region, and 1 in the EMEA region.

We track and report key talent metrics, including workforce demographics, talent pipeline strength, and diversity representation. We invest in professional development programs to provide individuals with opportunities to advance their careers in either the technical/individual contributor or leadership tracks. All employees are expected to complete at least 20 hours of annual training to support continuous learning and professional development. We offer training and development programs both virtually and in person to benefit employees worldwide. We emphasize developing future leaders and use a talent review process to assess high-potential, high-performing employees for future leadership roles as part of our succession management. We closely monitor turnover statistics, as they are an essential indicator of employee satisfaction. Our 12-month rolling voluntary-turnover average as of December 31, 2025, was approximately 7.6%. Our average employee tenure is more than 8 years. Both voluntary turnover and tenure rates compare favorably to industry benchmarks and reflect strong employee engagement and retention.

Employee Engagement

The engagement and satisfaction of the Veeco United Team are critical to our culture and our success. We remain committed to working with employees to strengthen the Company’s culture. We regularly conduct global employee surveys to assess global employee engagement, leadership, work environment, and culture. The results of our surveys are used to identify various initiatives designed to strengthen our Company. Our executives host regular company-wide meetings with our global workforce, providing employees with opportunities to engage with senior leaders and ask questions in open Q&A sessions. Finally, we maintain and regularly remind our employees about our confidential third-party hotline, which they can use to share their concerns.

Total Rewards Philosophy

Our total rewards philosophy is targeted to support our employees’ financial, physical, and mental health and well-being. We use independent market surveys to ensure our total compensation packages remain competitive. We help employees share in the Company’s success through various programs, including profit sharing and bonus plans, equity awards, and an Employee Stock Purchase Plan (“ESPP”). In addition to providing our employees with competitive compensation packages, we offer benefits designed to meet the needs of employees and their families, including paid time off, medical, dental, and vision coverage, disability income protection, life insurance, retirement savings contributions, and more. Veeco pays the majority, or all, of the costs for many of these benefits.

Culture and Core Values

We are committed to fostering and sustaining a culture of inclusion where our people can be their authentic selves and are encouraged to reach their full potential. Our Veeco team, like the technologies we enable, is a rich combination of diverse individuals coming together as Veeco United to make a material difference for our people, our customers, and the world. As a global technology company, we recognize that a diverse employee population makes Veeco stronger, more innovative, and a more engaging place to work. We are always striving to attract talented individuals from the global candidate pool.

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

Item 1A. Risk Factors

Risk Factor Summary

An investment in shares of our common stock is subject to a number of risks that may prevent us from achieving our business objectives or otherwise adversely affect our business, results of operations or financial condition. The following list contains a summary of some, but not all, of these risks. You should read this summary together with the more detailed description of each risk factor contained below before making an investment decision.

Risks Related to Our Business and Industry

●	Unfavorable market conditions have adversely affected, and may adversely affect, our operating results.
●	We are exposed to risks of operating a global business.
●	Changes in trade policies, export controls, and the ongoing trade dispute between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.
●	We may be unable to obtain required export licenses for the sale of our products.
●	We are exposed to risks and uncertainties related to changes in global trade policies, global trade disputes, and increased tariffs.
●	The timing of our orders, shipments, and revenue recognition may cause our quarterly operating results to fluctuate significantly.
●	We face significant competition.
●	We operate in industries characterized by rapid technological change.

Risks Related to Intellectual Property and Cybersecurity

●	Disruptions in our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us.
●	We may be unable to effectively enforce and protect our intellectual property rights.

Financial, Accounting and Capital Market Risks

●	Our operating results may be adversely affected by tightening credit markets.
●	We are subject to foreign currency exchange risks.
●	We may be required to take impairment charges on assets.
●	Our current debt facilities may contain certain restrictions, covenants and repurchase provisions that may limit our ability to raise the funds necessary to meet our working capital needs, which may include the cash conversion of the Notes or repurchase of the Notes for cash upon a fundamental change.

Risks Related to the Planned Merger with Axcelis Technologies, Inc.

●	The planned merger with Axcelis Technologies, Inc. is subject to certain closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose unexpected delays in the completion of the merger, or the merger may not be completed at all.
●	Failure to complete the Merger in a timely manner or at all could materially and adversely affect our stock price and future business and financial results.
●	The pendency of the Merger could materially and adversely affect our business and operations.
●	Our current stockholders will have a reduced ownership interest and voting power in the combined company after the Merger.

General Risk Factors

●	The price of our common shares is volatile and could decrease.
●	Our inability to attract, retain, and motivate employees could have a material adverse effect on our business.
●	We are subject to risks of non-compliance with environmental, health, and safety regulations.

Key Risk Factors That May Impact Future Results

Stockholders should carefully consider the risk factors described below when evaluating the Company. Any of these factors, many of which are beyond our control, could materially and adversely affect our business, financial condition, operating results, cash flow, and stock price.

Risks Related to Our Business and Industry

Unfavorable market conditions have adversely affected, and may adversely affect, our operating results.

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

A majority of our sales are to customers, and significant elements of our supply chain are from suppliers, who are located outside of the United States, which we expect will continue. Our percentage revenue from the sale of products and the provision of services to non-U.S. customers was 85% for fiscal year 2025. Our non-U.S. sales and operations are subject to risks inherent in conducting business outside the United States, many of which are beyond our control including:

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

Changes in trade policies, export controls, and the ongoing trade dispute between the U.S. and China have adversely affected, and may continue to adversely affect, our business, results of operations, and financial condition.

The U.S. government has implemented, and may continue to implement, changes in trade policy which have adversely affected and could continue to adversely affect the Company’s ability to sell and service its products to and for customers located in China and in certain other countries.

Over the past several years, the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) has announced new rules aimed in part at restricting China’s ability to obtain advanced computing chips and manufacture advanced semiconductors. Other changes in trade policy by BIS have included, without limitation, the elimination of license exception for Civil End Users (“CIV”), the implementation of new regulations governing the sale of equipment to defined “Military End Users” and for defined “Military End Uses”, the addition of several companies to the U.S. Commerce Department’s Unverified List and Entity List (including Swaysure Technology Co., Ltd., Semiconductor Manufacturing International Corporation, and certain similar and related entities), and the expansion of the foreign direct product rule to restrict the sale of certain products if certain named China customers or their affiliates are parties to a transaction involving the products.

The effect of these changes, among others, is that U.S. companies are now required to obtain export licenses – now at times with a presumption of denial – before providing commodities, software, and technology (which are subject to the regulations) to customers for whom licensing requirements did not previously apply. These changes have had, and will likely continue to have, a negative effect on our ability to sell and service certain equipment and for certain end users in China. The heightened export restrictions have resulted, and may continue to result, in confusion and shipping delays, as the new regulations are interpreted and applied, and may inhibit technical discussions with existing or prospective customers, negatively impacting our ability to pursue sales opportunities. The administrative processing, attendant delays and risk of ultimately not obtaining required export approvals pose a particular disadvantage to the Company relative to certain of our non-U.S. competitors and increase our exposure to foreign and Chinese domestic competition. This difficulty and uncertainty has adversely affected our ability to compete for and win business from customers in

China. Foreign customers affected by U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by utilizing our foreign competitors’ products. These heightening restrictions, together with the prospect of additional governmental action (which has included and may include increases in tariffs, domestic and foreign, on a broad array of goods), has adversely affected, and is likely to continue to adversely affect, demand for our products and the results of our operations.

The changes in U.S. trade policy and export controls, as well as sanctions imposed by the U.S. against certain Chinese companies, have triggered retaliatory action by China (including China’s 2025 ban on exports to the United States of rare earth minerals which are used in certain of our products) and could trigger further retaliation (including the possible escalation of geopolitical tensions between China and Taiwan). In addition, China has provided, and is expected to continue to provide, significant assistance, financial and otherwise, to its domestic industries, including some of our competitors. We face increasing competition as a result of significant investment in the semiconductor industry by the Chinese government and various state-owned and affiliated entities that is intended to advance China’s stated national policy objectives (including a heightened focus on the production of legacy node and mature chips in response to U.S. and foreign government regulation impeding the production of advanced node chips). In addition, the Chinese government may restrict us from participating in the China market or may prevent us from competing effectively with Chinese companies.

In the fourth quarter of 2025, two of our laser annealing systems shipped to customers in China were detained at the Port of San Francisco pending review by U.S. Customs and Border Protection (“CBP”) prior to export. Title, risk of loss and control transferred to the customers prior to year-end and we had satisfied the contractual conditions to seek payment under the applicable letters of credit. While both systems were subsequently released by CBP and thus recognized into revenue during the year ended December 31, 2025, we can provide no assurances as to whether U.S. government policy will impact future shipments to the impacted customers or other customers in China.

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

Whether with respect to sales to customers located in China or otherwise, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on certain U.S. technology or made using certain tools with a U.S. nexus, are subject to the U.S. Export Administration Regulations (“EAR”) when exported, re-exported, or transferred to or within international jurisdictions. Local jurisdictions’ export regulations may also be applicable to individual shipments. Currently, our laser annealing, MOCVD, MBE, SiC and certain other systems and products are controlled for export under the EAR. Licenses or proper license exceptions may be required for the shipment of our products to or within certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or qualify for export license exceptions and, as a result, we may be unable to export products to our customers and/or meet their servicing needs (potentially requiring us to refund customer prepayments for unperformed contractual obligations). Furthermore, circumstances may arise where shipments are detained or export clearance is uncertain, which may impact the timing of revenue recognition or our ability to recognize revenue at all. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business and reputation.

We are exposed to risks and uncertainties related to changes in global trade policies, global trade disputes, and increased tariffs.

In February of 2025, the U.S. Government issued proclamations imposing a 25% tariff on imports of steel and aluminum products (including derivative products). In April 2025, the U.S. Government announced a baseline tariff of 10% on imported products from all countries, plus additional individualized reciprocal tariffs on countries with whom the United States has the largest trade deficits. In response, affected foreign countries, including China and members of the European Union, announced, threatened and imposed retaliatory tariffs on U.S. imports. The tariff landscape continues to shift and evolve (including the recent Supreme Court decision on the legality of certain tariffs), creating considerable uncertainty for U.S. manufacturers, particularly those – such as Veeco – with global sales, supply chains and international operations.

Tariffs and other duties have increased, and will likely continue to increase, the cost of our parts and components. These increased costs have negatively impacted our margins and have caused us, in certain instances, to increase our prices to our customers, which may reduce demand for our products. Our customers, who may be confronted with the prospect of price and/or cost increases resulting from U.S. tariffs and tariffs imposed by their home country governments, may seek to cancel equipment orders with us, attempt to renegotiate terms in a manner unfavorable to Veeco, or cease to do business with us altogether. Furthermore, the current tariff landscape favors certain of our competitors with foreign manufacturing operations, which are not subject to U.S. tariffs nor foreign country tariffs imposed on the import of U.S. origin products.

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

We derive a substantial portion of our net sales in any fiscal period from the sale of relatively small number of high-priced systems. As a result, the timing for the recognition of revenue for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. As is typical in our industry, orders and shipments often occur during the last few weeks of a quarter. As a result, a delay of only a week or two can impact which period revenue is reported and can cause volatility in our revenue for a given reporting period. Our quarterly results have fluctuated significantly in the past and we expect this trend to continue.

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

We are exposed to risks related to the use of artificial intelligence by us and by our competitors.

Our success is subject to the risk of future disruptive technologies, including machine learning and artificial intelligence (“AI”). While such technologies offer significant opportunities, they also pose complex and novel risks, including operational risks (such as factual errors or inaccuracies in work product developed using AI), the unintended release of proprietary information, costs of compliance associated with evolving AI laws, regulations and standards, privacy concerns with respect to data dissemination, risks related to intellectual property rights (with respect to both the inputs to the program and ownership rights to AI work product), and risks related to AI’s impact on the workforce. AI technology is complex and rapidly evolving and its implementation can be costly. There is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Our competitors may be more successful in their use of AI and may develop superior products and services. While it is not possible at this point to accurately identify or predict all of the risks related to the use of AI technologies, our failure to properly anticipate and timely respond to AI-related developments could adversely affect our business, financial condition, and results of operations.

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

Customer purchase orders may be cancelled or rescheduled by the customer, sometimes with limited or no penalties, which may result in increased or unrecoverable costs for the Company. We adjust our backlog for such cancellations and contract modifications, among other items. A downturn in one or more of our businesses could result in an increase in order cancellations and postponements. Also, our backlog may be impacted if we are unable to complete shipments to customers because of export control issues.

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

All information systems are subject to breach and disruption. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of expertise and motives (including industrial espionage), including organized criminal groups, nation states, and others. In addition to the extraction of sensitive information, attacks could include the deployment of harmful malware, ransomware, or other means which could affect service reliability and threaten the confidentiality, integrity, and availability of information. These risks have been exacerbated by an increase in employees working from home, global conflicts and geopolitical tensions (including increasing tension between the U.S. and China governments), and by the possible use of new technologies, including AI and quantum computing, to directly attack information systems with greater speed and efficiency than human bad actors.

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

As a global company with worldwide operations, we are subject to volatility and adverse consequences associated with economic downturns and recessions in different parts of the world. In the event of a downturn, many of our customers may delay or reduce their purchases of our products and services. If negative conditions in the credit markets, including increases in interest rates, prevent our customers from obtaining credit or necessary financing, product orders in these channels may decrease, which could result in lower revenue. In addition, we may experience cancellations of orders in backlog, rescheduling of customer deliveries, and attendant pricing pressures. If our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, their ability to continue to supply materials to us may be negatively affected.

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

As part of our long-term strategy, we may pursue future acquisitions of, or investments in, other companies or assets which could increase our assets. We are required to test certain of our assets, including acquired intangible assets, property, plant, and equipment, and equity investments without readily observable market prices, for recoverability and impairment whenever there are indicators of impairment such as an adverse change in business climate. Adverse changes in business conditions or worse-than-expected performance by acquired companies could negatively impact our estimates of future operations and result in impairment charges to acquired assets. For example, during the fourth quarter of 2024, we recorded an asset impairment charge of $28.1 million related to the intangible assets acquired as part of our acquisition of Epiluvac AB. If our assets are further impaired, our financial condition and results of operations could be materially and adversely affected.

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

Recommendations made pursuant to the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project have led to changes in tax laws in numerous countries and could increase our tax obligations in countries where we do business. As part of BEPS 2.0, the OECD has focused on ensuring multinational businesses with consolidated global revenues in excess of 750 million euros pay their tax in the 'right place' (Pillar 1) and at least at a 15% 'minimum rate' (Pillar 2) or higher in every jurisdiction in which they operate. In January 2026, the OECD released a “side-by-side” package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. This guidance is intended to simplify compliance and is generally favorable to the Company; it needs to be adopted by each country to be considered enacted for financial accounting purposes. We may be subject to the Pillar Two requirements in the future should our global revenues exceed the Pillar Two thresholds. In addition, changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. On July 4, 2025, the enactment of the One Big Beautiful Bill Act (“OBBBA”) provides significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures, and modifying the Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules. While we do not currently expect Pillar Two and OBBBA to have a material impact on our effective tax rate, we are in the process of assessing and monitoring potential impacts and developments. These and other developments or changes in federal or international tax laws, rules, practices or rates (including future changes or modifications to existing practices) could have an adverse material impact on our ability to utilize our deferred tax attributes, our effective tax rate and results of operations, including cash flows and financial position.

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

As of December 31, 2025, we had $230.0 million in principal amounts outstanding in 2029 Convertible Senior Notes (the “Notes”). In addition, as of December 31, 2025, we had an undrawn senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $250.0 million, including a $15.0 million letter of credit sublimit.

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

Finally, holders of the Notes will have the right to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change before the maturity date. Additionally, in the event the conditional conversion features of the Notes are triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert the Notes, or if a fundamental change occurs before maturity, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted, which could adversely impact our liquidity. Additionally, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted. In addition, even if holders do not elect to convert the Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

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

As of December 31, 2025, we had U.S. federal R&D credits carryforwards of approximately $28.3 million expiring in varying amounts between 2040 and 2045. If we were to experience a “change in ownership” under Section 382 of the Internal Revenue Code (“Section 382”), the federal credits carry forward limitation under Section 383 of the Internal Revenue Code would impose an annual limit on the amount of tax liabilities that may be offset by R&D credits generated prior to the change in ownership. If an ownership change were to occur, we may be unable to use a significant portion of our R&D credit carryforwards to offset future tax liabilities.

The shares of common stock, if any, issued upon conversion of the Notes will, upon such issuance, be taken into account when determining the cumulative change in our ownership for Section 382 purposes. As a result, any conversion of the Notes that we elect to settle in shares may materially increase the risk that we could experience an ownership change for these purposes in the future.

Risks Related to the Merger with Axcelis Technologies, Inc.

The planned merger with Axcelis Technologies, Inc. is subject to certain closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose unexpected delays in the completion of the merger, or the merger may not be completed at all.

On September 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. See Note 17 “Merger” for additional information.

The Merger is currently expected to close during the second half of 2026, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Axcelis may terminate the Merger Agreement if the Merger has not occurred by September 30, 2026 (subject to automatic extensions until as late as June 30, 2027 under certain conditions with respect to the receipt of regulatory approvals). Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the receipt of various government approvals.

If the Merger Agreement is terminated by Axcelis following a recommendation change of our board of directors, we will be required to pay a termination fee of $77,500,000 to Axcelis. In addition, if the Merger Agreement is terminated by Axcelis due to our breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then we will be required to pay a fixed expense reimbursement amount of $15,000,000.

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

Prior to the completion of the Merger, the market price of Axcelis common stock, along with short selling activity in both our common stock and Axcelis common stock, has and is expected to continue to impact the market price of our common stock. The value of the merger consideration to be received by our stockholders has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate until the Merger is completed and thereafter. Accordingly, at the time of our special meeting, our stockholders will not know or be able to determine the market value of the consideration they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, interest rates, general market, industry, economic and geopolitical conditions, including the impact of continued inflation and associated changes in monetary policy, short-selling activity, changes in and speculation regarding our and Axcelis’ respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond our and Axcelis’ control.

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

The stock market in general and the market for technology stocks in particular has experienced significant volatility. The trading price of our common shares has fluctuated significantly and could decline independent of the overall market, and shareholders could lose all or a substantial part of their investment. For example, in 2025 our stock price ranged from a closing high of $33.10 to a closing low of $17.35. The market price of our common shares could continue to fluctuate in response to several factors, including among others:

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

From time to time the Company communicates its strategies, commitments and targets relating to ESG matters, including initiatives pertaining to climate change and human rights, among others. These strategies, commitments and targets reflect our current plans and aspirations, and we may be unable to achieve them. Furthermore, the standards for measuring and reporting sustainability metrics may change over time and could result in significant revisions to our strategies, commitments and targets, or our ability to achieve them.

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

We are also subject to various sustainability laws and regulations, such as the State of California’s climate change disclosure rules, and the European Union’s Corporate Sustainability Reporting Directive. Compliance with such laws and regulations, as well as increased scrutiny from regulators, could result in additional costs and expose us to new risks. Any failure to achieve or satisfy ESG-related regulations, requirements or targets could adversely impact the demand for our products, subject us to significant costs and liabilities, and result in reputational harm.

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

Item 2. Properties

Our corporate headquarters and principal research and development, manufacturing, and sales and service facilities as of December 31, 2025 are as follows:

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “VECO.” As of February 19, 2026, there were approximately 104 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have not paid dividends on our common stock. The Board of Directors will determine future dividend policy based on our consolidated results of operations, financial condition, capital requirements, and other circumstances.

Stock Performance Graph

ASSUMES $100 INVESTED ON DEC. 31, 2020

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31

	2020	2021	2022	2023	2024	2025
Veeco Instruments Inc.	100.00	164.00	107.03	178.74	154.38	164.63
S&P Smallcap 600	100.00	126.82	106.40	123.48	134.22	142.30
RDG MidCap Technology	100.00	61.63	27.18	29.30	30.61	29.40

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

The following section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 14, 2025.

Merger with Axcelis Technologies, Inc.

On September 30, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by our board of directors (except for one (1) independent director who serves on the Axcelis’ board of directors as well who recused himself) and, on February 6, 2026, by the stockholders of each company, but is still pending regulatory approvals and other customary mutual closing conditions.  For more information regarding the previously announced merger with Axcelis, see Note 17 “Merger” to the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Veeco executed well during 2025, and accomplished a number of milestones, including:

●	Accomplished year-on-year revenue semiconductor market growth, accounting for 72% of total Company revenue
●	Shipped a Laser Spike Annealing (“LSA”) system to a second Tier 1 memory customer for evaluation in its advanced DRAM R&D group. Penetrating the annealing market in the memory space, with our LSA system is an important growth opportunity.
●	Achieved steady growth in our Advanced Packaging business year-over-year driven by AI-related demand. Won multiple orders for advanced wet processing and lithography systems from leading foundries, supporting critical end markets through AI, automotive, aerospace, defense, and communications.
●	Received multiple orders in the Compound Semiconductor market for our Propel 300mm GaN on Silicon and Lumina+ Arsenide Phosphide new platforms, supporting end markets for AI data centers and low earth orbit space grade solar cells; these are revenue growth opportunities for 2026, principally in the second half.

●	Received several orders in the Data Storage market for our ion beam and wet processing equipment from demand for cloud and AI data centers; these are revenue growth opportunities for 2026, principally in the second half.
●	Continued investments in next-generation technologies with our Nanosecond Annealing (“NSA”) system being evaluated at two Tier 1 logic customers and our Ion Beam Deposition 300 (“IBD300”) system being evaluated at two DRAM customers.

We believe these inflection points position us well to capture our largest SAM growth opportunities in 2026 and beyond.

Business Update

Sales in the Semiconductor industry are estimated to have increased year-over-year in 2025 to approximately $770 billion dollars, according to Gartner. Looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence, high-performance computing, mobile connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are projected to accelerate global spending in next-generation technologies.

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

Our strategy of investing in advanced logic and memory has enabled our Semiconductor business to continue to grow. Veeco’s technologies are at the forefront of enabling new technical innovations in the manufacture of high-performance AI chips and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our SAM to a broad range of new applications.

Semiconductor revenue increased by 2% in 2025 from the prior year, comprising 72% of total revenue. This increase was driven by our Laser Annealing business with both leading and mature node customers. Our laser annealing solutions continue to gain acceptance at advanced logic nodes, highlighted by recent order activity involving both new and existing customers. In 2025, we received laser annealing orders from, and shipped systems to several leading-edge logic customers and had multiple repeat orders from a DRAM customer. In the memory market, we continue to ship systems to Tier 1 customers for high volume production of HBM and advanced DRAM devices. We also shipped a LSA evaluation system to a second leading memory customer in the fourth quarter of 2025. While we continue to ship LSA systems to mature node customers in China, as anticipated this business has moderated and we expect to continue to see a decline heading into 2026. Our growth strategy remains predominately focused on advanced node logic and memory customers.

We have two next generation laser annealing systems under evaluation at Tier 1 foundry and logic customers. We also shipped and recognized revenue on our NSA500 tool to a logic customer in 2025. This next generation system, the NSA500, covers the nano-second annealing regime and complements our LSA product. This new system is part of our continued effort to enable our customers’ product roadmap by providing innovative annealing solutions. Nanosecond annealing provides Veeco with an opportunity to expand our laser annealing SAM for new advanced node logic and memory applications, including low thermal budget anneals for Gate-All-Around transistors and advanced 3D devices.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition EUV system for mask blanks. Leading logic and memory customers expect EUV and High Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps, with our Ion Beam Deposition technology serving as a key enabler. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to EUV pellicles which are increasingly being used to improve the productivity of EUV steps. Our IBD-EUV system is used to form the high transparency membrane used in pellicles.

We have two Ion Beam Deposition (“IBD300”) systems under evaluation at leading DRAM memory customers, which we have extended the evaluation into 2026. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline.

In Advanced Packaging, we have seen significant growth in our business year-over-year. Our Wet Processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 3D Packaging for AI and high-performance computing. Our Advanced Packaging lithography systems are used for packaging steps such Cu pillar and microbumps used in fan out wafer level packaging and other 2.5 and 3D advanced packaging solutions. We are seeing an uptick in the order activity from several OSAT customers driven by AI and consumer markets recovery.

Looking ahead, we anticipate seeing growth in the semiconductor market in leading-edge investment driven by new nodes and AI-related demand, including investment in Gate-All-Around nodes, High-Bandwidth Memory, and 3D packaging for AI.

Veeco also serves the Compound Semiconductor market with a broad portfolio of technologies, including Wet Processing, MOCVD, MBE and Ion Beam, for Power Electronics, Photonics, and 5G RF applications. Sales in the Compound Semiconductor market for 2025 declined from the prior year. However, we had significant order activity in the second half of 2025 for our new Propel 300 millimeter GaN on Silicon and Lumina+ arsenide phosphide platforms supporting GaN power, photonics and solar, which will drive revenue growth for 2026, principally in the second half.

Lastly, Veeco also addresses the Data Storage and Scientific & Other markets. In the Data Storage market we experienced a decline in revenue from 2025 compared to the prior year. However, we have seen new order activity and increased customer utilization rates driven by growth in end-market demand in data centers (AI and cloud) and as customers gain traction in new technologies like Heat Assisted-Magnetic-Recording (“HAMR”). Orders received in the third and fourth quarter of 2025 for our ion beam and wet processing equipment from demand for cloud and AI Data Centers, will drive revenue growth in 2026, principally in the second half.

Sales in the Scientific & Other market are largely driven by sales to governments, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support scientific, optical coating and other applications, and sales in this market increased slightly in 2025 from the prior year.

Results of Operations

Years Ended December 31, 2025 and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for 2025 and 2024 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	For the year ended December 31,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Net sales	$664,294	100%	$717,301	100%	$(53,007)	(7)%
Cost of sales	398,885	60%	413,296	58%	(14,411)	(3)%
Gross profit	265,409	40%	304,005	42%	(38,596)	(13)%
Operating expenses, net:
Research and development	119,641	18%	124,507	17%	(4,866)	(4)%
Selling, general, and administrative	98,906	15%	99,663	14%	(757)	(1)%
Amortization of intangible assets	3,136	0%	6,983	1%	(3,847)	(55)%
Merger costs	8,908	1%	—	—%	8,908	*
Asset impairment	—	—%	28,131	4%	(28,131)	*
Other operating expense (income), net	(889)	(0)%	(22,260)	(3)%	21,371	(96)%
Total operating expenses, net	229,702	35%	237,024	33%	(7,322)	(3)%
Operating income	35,707	5%	66,981	9%	(31,274)	(47)%
Interest income, net	4,333	1%	1,853	0%	2,480	*
Other income (expense), net	(653)	(0)%	—	—%	(653)	*
Income before income taxes	39,387	6%	68,834	10%	(29,447)	*
Income tax expense (benefit)	3,997	1%	(4,880)	(1)%	8,877	*
Net income	$35,390	5%	$73,714	10%	$(38,324)	*
*	Not meaningful

Net Sales

The following is an analysis of sales by end-market and by region:

	Year ended December 31,				Change
	2025		2024		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$476,559	72%	$466,611	65%	$9,948	2%
Compound Semiconductor	59,557	9%	77,591	11%	(18,034)	(23)%
Data Storage	39,238	6%	98,852	14%	(59,614)	(60)%
Scientific & Other	88,940	13%	74,247	10%	14,693	20%
Total	$664,294	100%	$717,301	100%	$(53,007)	(7)%
Sales by geographic region
United States	$101,387	15%	$164,564	23%	$(63,177)	(38)%
EMEA	50,794	8%	61,730	9%	(10,936)	(18)%
China	181,812	27%	255,619	36%	(73,807)	(29)%
Rest of APAC	330,183	50%	234,591	32%	95,592	41%
Rest of World	118	—%	797	—%	(679)	(85)%
Total	$664,294	100%	$717,301	100%	$(53,007)	(7)%

Total sales decreased for the year ended December 31, 2025 against the comparable prior year period in the Data Storage and Compound Semiconductor markets, partially offset by increases in the Scientific & Other and Semiconductor markets. By geography, sales decreased in the China, U.S., and EMEA regions, partially offset by an increase in the Rest of APAC Region. Included within the Rest of APAC region for the year ended December 31, 2025 were sales in Taiwan and Japan of $178.8 million and $69.0 million, respectively, while sales within Rest of APAC region for the year ended December 31, 2024 included sales in Taiwan and Japan of $115.3 million and $67.4 million, respectively. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics.

Gross Profit

In 2025, gross profit decreased compared to 2024 primarily due to a decrease in sales volume and gross margins. Gross margins decreased principally due to unfavorable product mix of sales and higher production and tariff related costs. We expect our gross margins to fluctuate each period due to product mix and other factors. Additionally, other factors will cause our gross margins to fluctuate each period. We expect higher costs in future periods as we incur tariffs on imported materials from overseas suppliers, as well as higher costs from domestic suppliers incurring tariffs on their imports.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses decreased in 2025 compared to 2024 primarily due to personnel-related and operating-related expenses as part of our efforts to manage costs.

Selling, General, and Administrative

Selling, general, and administrative expenses remained consistent for the year ended December 31, 2025 against the comparable prior period.

Amortization Expense

Amortization expense decreased in 2025 compared to 2024 primarily due to changes in amortization expense to reflect expected cash flows of certain intangible assets, as well as certain other intangible assets becoming fully amortized and the full impairment of the Epiluvac related intangibles in 2024.

Merger Costs

During the year ended December 31, 2025, we incurred approximately $8.9 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger.

Asset Impairment

During 2024, we recorded a non-cash impairment charge of $28.1 million related to intangible assets of our SiC technology acquired from Epiluvac in 2023, due to our market penetration not meeting expectations.

Other Operating Expense (Income), Net

Other operating income for the year ended December 31, 2025 was $0.9 million, primarily comprised of a reduction in the expected earn-out payment to the previous shareholders of Epiluvac. Other operating income for the year ended December 31, 2024 was $22.3 million, primarily comprised of a reduction in the expected earn-out payments to the previous shareholders of Epiluvac, as well as proceeds from the sale of productive assets.

Interest Income, net

For the year ended December 31, 2025, we recorded net interest income of $4.3 million, compared to $1.9 million of net interest income for the prior year. The increase in net interest income was primarily related to a decrease of interest expense of approximately $1.9 million due to a reduction in convertible note and bank guarantee interest expenses. Additionally, the company had an increase of approximately $0.6 million of interest income due to a higher average cash balances for 2025 compared to 2024.

Income Taxes

Our income tax expense for the year ended December 31, 2025, was $4.0 million, compared to income tax benefit of $4.9 million for the prior year. The 2025 income tax expense was primarily attributed to 1) a $8.3 million income tax expense associated with pre-tax income from operations, 2) a $3.1 million income tax expense related to adjustments made for share-based compensation, and 3) a $1.4 million income tax expense related to non-deductible merger costs, partially offset by 4) a $5.7 million income tax benefit related to foreign-derived intangible income, and 5) a $3.6 million tax benefit associated with research and development tax credits. The 2024 income tax benefit was primarily attributed to 1) $12.2 million of income tax benefits associated with asset impairments, 2) a $7.9 million income tax benefit related to research and development tax credits, and 3) a $5.1 million income tax benefit related to Foreign-Derived Intangible Income, partially offset by 4) a $20.3 million income tax expense related to pre-tax income from operations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Cash and cash equivalents	$163,466	$145,595
Restricted cash	—	224
Short-term investments	226,763	198,719
Total	$390,229	$344,538

A portion of our cash and cash equivalents is held by our subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. At December 31, 2025 and 2024, cash and cash equivalents of $23.6 million and $45.1 million, respectively, were held outside the United States. As of December 31, 2025, we had $25.6 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. repatriation tax has been provided. Approximately $12.3 million of undistributed earnings would be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.1 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the year ended December 31, 2025 and 2024 is as follows:

Cash Flows from Operating Activities

	For the year ended December 31,
	2025	2024

	(in thousands)
Net income	$35,390	$73,714
Non-cash items:
Depreciation and amortization	20,020	25,143
Non-cash interest expense	1,118	1,257
Deferred income taxes	(2,982)	(8,729)
Share-based compensation expense	37,047	35,879
Asset impairment	—	28,131
Impairment of equity investment	—	404
Change in contingent consideration	(925)	(21,242)
Changes in operating assets and liabilities	(20,175)	(70,742)
Net cash provided by (used in) operating activities	$69,493	$63,815

Net cash provided by operating activities was $69.5 million for the year ended December 31, 2025 and was due to net income of $35.4 million and adjustments for non-cash items of $54.3 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $20.2 million. The changes in operating assets and liabilities were largely attributable to an increase in inventories and accounts receivable, partially offset by an increase in contract liabilities.

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

Cash Flows from Investing Activities

	For the year ended December 31,
	2025	2024

	(in thousands)
Capital expenditures	$(16,200)	$(18,113)
Changes in investments, net	(25,278)	(48,467)
Proceeds from the sale of productive assets	—	2,033
Net cash provided by (used in) investing activities	$(41,478)	$(64,547)

The cash used in investing activities during the year ended December 31, 2025 was primarily attributable to net cash used for capital expenditures and net investment activity. The cash used in investing activities during the year ended December 31, 2024 was primarily attributable to net cash used for capital expenditures, and net investment activity, partially offset by proceeds from the sale of productive assets.

Cash Flows from Financing Activities

	For the year ended December 31,
	2025	2024

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(4,355)	$(10,761)
Debt issuance costs	(885)	—
Repayment of convertible debt	(5,229)	—
Contingent consideration payment	—	(1,818)
Net cash provided by (used in) financing activities	$(10,469)	$(12,579)

The cash used in financing activities for the year ended December 31, 2025 was related to cash used to settle taxes related to employee equity programs, settlement of the 2027 Notes, and debt issuance costs associated with the execution of the Fourth Amendment of the Loan and Security Agreement, partially offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the year ended December 31, 2024 was related to cash used to settle taxes related to employee equity programs and a contingent consideration payment related to the Epiluvac acquisition, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes and Revolving Credit Facility

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

Contractual Obligations and Commitments

We have commitments under certain contractual arrangements to make future payments for goods and services, including purchase obligations of $150.8 million as of December 31, 2025 for inventory used in the manufacture of our products, as well as equipment and project materials used to support research and development activities. We generally do not enter into purchase commitments extending beyond one year. At December 31, 2025, we have $9.8 million of offsetting supplier deposits that will be applied against these purchase commitments. We expect to fund these contractual arrangements with cash generated from operations in the normal course of business, as well as existing cash and cash equivalents and short-term investments. In addition, we have bank guarantees and letters of credit issued by a financial institution on our behalf as needed. At December 31, 2025, outstanding bank guarantees and letters of credit totaled $2.4 million and unused bank guarantees and letters of credit of $40.6 million were available to be drawn upon.

Lease Obligations

As of December 31, 2025, our future minimum lease payments was $48.9 million relating to various operating lease arrangements for certain facilities. Refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements for further discussion related to our lease obligations.

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

Revenue Recognition

We recognize revenue upon the transfer of control of the promised product or service to the customer in an amount that reflects the consideration we expect to receive in exchange for such product or service. We perform the following five steps to determine when to recognize revenue: (1) identification of the contract(s) with customers, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when, or as, a performance obligation is satisfied. Management uses judgements in identifying performance obligations, determining stand-alone selling price (“SSP”) for each distinct performance obligation, allocating consideration from an arrangement to the individual performance obligations based on the SSP, determining when transfer of control occurs to the customer, and estimating potential variable consideration including the probability that a significant reversal in the amount of cumulative revenue recognized will not occur. The SSPs are determined based on the prices at which we separately sell systems, upgrades, components, spare parts, installation, maintenance, and service plans. For items that are not sold separately, we estimate SSPs generally using an expected cost plus margin approach. Any material changes in the identification of performance obligations, determination and allocation of the transaction price to performance obligations, and determination of when transfer of control occurs to the customer, could impact the timing and amount of revenue recognition, which could have a material effect on our financial condition and results of operations.

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

Recent Accounting Pronouncements

We adopted ASU 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2022, ASU 2023-09 Improvements to Income Tax Disclosures (Topic 740) effective December 31, 2024, ASU 2024-04 Debt – Debt with Conversion and Other Options (Subtopic 470-20) effective June 30, 2025. We are also evaluating other pronouncements recently issued but not yet adopted, including ASU 2024-03. The adoption of these pronouncements is not expected to have a material impact on our consolidated financial statements. Refer to Note 1, “Significant Accounting Policies,” for additional information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $226.8 million at December 31, 2025. These securities are subject to interest rate risk and, based on our investment portfolio at December 31, 2025, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.8 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 85% of our total net sales in 2025. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our net sales denominated in currencies other than the U.S. dollar represented approximately 4% of total net sales in 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of December 31, 2025. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officers are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed and put into effect to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Using the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, Management has evaluated, assessed, and concluded that internal control over financial reporting is effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Veeco Instruments Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Veeco Instruments Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2026

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting of Stockholders is incorporated herein by reference.

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

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Conflict Minerals Report of Veeco Instruments Inc.	SD	1.01	5/29/2025
2.1	Agreement and Plan of Merger, dated as September 30, 2025, by and among Axcelis Technologies, Inc., Veeco Instruments Inc. and Victory Merger Sub, Inc.	8-K	2.1	10/1/2025
3.1	Amended and Restated Certificate of Incorporation of Veeco dated December 1, 1994, as amended June 2, 1997 and July 25, 1997.	10-Q	3.1	8/14/1997
3.2	Amendment to Certificate of Incorporation of Veeco dated May 29, 1998.	10-K	3.2	3/14/2001
3.3	Amendment to Certificate of Incorporation of Veeco dated May 5, 2000.	10-Q	3.1	8/14/2000
3.4	Amendment to Certificate of Incorporation of Veeco dated May 16, 2002.	10-Q	3.1	10/26/2009
3.5	Amendment to Certificate of Incorporation of Veeco dated May 18, 2010.	10-K	3.8	2/24/2011
3.6	Seventh Amended and Restated Bylaws of Veeco effective January 9, 2023.	8-K	3.1	1/10/2023
3.7	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Veeco dated March 14, 2001.	10-Q	3.1	5/9/2001
4.1	Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.1	1/18/2017
4.2	First Supplemental Indenture, dated as of January 18, 2017, by and between Veeco Instruments Inc. and U.S. Bank National Association, as Trustee (relating to the 2.70% Convertible Notes due 2023).	8-K	4.2	1/18/2017
4.3	Indenture, dated as of May 18, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	5/18/2020
4.4	Form of 3.75% Convertible Senior Notes due 2027.	8-K	4.1	5/18/2020
4.5	Indenture, dated as of November 17, 2020, between Veeco Instruments Inc. and U.S. Bank National Association, as trustee.	8-K	4.1	11/17/2020
4.6	Form of 3.50% Convertible Senior Notes due 2025.	8-K	4.1	11/17/2020

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.7	Indenture, dated as of May 19, 2023, between Veeco Instruments Inc. and U.S. Bank Trust Company, National Association, as trustee.	10-Q	4.1	8/7/2023
4.8	Form of 2.875% Convertible Senior Notes due 2029.	10-Q	4.2	8/7/2023
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	2/21/2020
4.10	Amendment No. 2 to the Veeco Instruments Inc. 2019 Stock Incentive Plan dated as of May 9, 2024.	S-8	4.9	8/9/2024
10.1	Lease dated February 18, 2021 between Veeco Instruments Inc. and Trimble-Junction Ventures LLC.	8-K	10.1	2/24/2021
10.2*	Veeco Severance Benefits Policy, effective May 1, 2009.	10-K	10.1	2/22/2021
10.3*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective May 5, 2016.	S-8	10.1	6/2/2016
10.4*	Veeco Amended and Restated 2010 Stock Incentive Plan, effective March 3, 2017.	10-Q	10.1	11/3/2017
10.5*	Veeco Instruments Inc. 2019 Stock Incentive Plan.	S-8	10.1	5/7/2019
10.6*	Amendment No. 1 to the Veeco Instruments Inc.2019 Stock Incentive Plan.	S-8	4.8	5/20/2022
10.7	Ultratech, Inc. 1993 Stock Option/Stock Issuance Plan (as Amended and Restated as of May 31, 2011)	S-8	10.1	5/26/2017
10.8	Form of Capped Call Confirmation.	8-K	10.1	5/18/2020
10.9	Exchange Agreement.	8-K	10.1	11/17/2020
10.10	Note Purchase Agreement, dated as of November 5, 2021, by and between Veeco Instruments Inc. and Lynrock Lake LLP.	8-K	10.1	11/8/2021
10.11	Loan and Security Agreement, dated as of December 16, 2021, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto, HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	8-K	10.1	12/20/2021
10.12	Guaranty, dated as of December 16, 2021, by the guarantors, identified therin in favor of HSBC Bank USA, National Association, as agent.	8-K	10.2	12/20/2021
10.13	First Amendment to Loan and Security Agreement, dated as of May 19, 2023, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, the lenders from time to time party thereto and HSBC Bank USA, National Association, as administrative agent, collateral agent, joint lead arranger, and joint bookrunner, Barclays Bank PLC, as joint lead arranger and joint bookrunner, and Santander Bank, N.A.	10-Q	10.1	8/7/2023

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.14	Third Amendment to Loan and Security Agreement, dated as of August 2, 2024, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, Citizens Bank, N.A., and the lenders from time to time party thereto.	8-K	10.1	8/2/2024
10.15	Fourth Amendment to Loan and Security Agreement, dated as of June 16, 2025, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	6/17/2025
10.16	Fifth Amendment to Loan and Security Agreement, dated as of September 30, 2025, by and among Veeco Instruments Inc., as borrower, the guarantors party thereto, HSBC Bank USA, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto.	8-K	10.1	10/1/2025
10.17*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.1	5/9/2022
10.18*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2022.	10-Q	10.2	5/9/2022
10.19*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.1	5/8/2023
10.20*	Form of Notice of Restricted Stock Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2023.	10-Q	10.2	5/8/2023
10.21*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2024.	10-Q	10.1	5/7/2024
10.22*	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2024.	10-Q	10.2	5/7/2024
10.23*	Form of Notice of Performance Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2025.	10-Q	10.1	5/7/2025
10.24*	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to Veeco 2019 Stock Incentive Plan, effective March 2025.	10-Q	10.2	5/7/2025
10.25*	Veeco 2013 Inducement Stock Incentive Plan, effective September 26, 2013.	10-Q	10.1	11/4/2013

					Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.26*	Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.9	6/2/2016
10.27*	First Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.11	5/7/2019
10.28*	Second Amendment to Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	10.1	5/11/2021
10.29*	Third Amendment to the Veeco Instruments Inc. 2016 Employee Stock Purchase Plan.	S-8	4.10	5/22/2025
10.30*	Form of Amended and Restated Indemnification Agreement entered into between Veeco and each of its directors and executive officers (August 2017).	10-Q	10.2	8/3/2017
10.31*	Veeco Amended and Restated Senior Executive Change in Control Policy, effective as of July 29, 2025.	10-Q	10.2	8/6/2025
10.32*	Letter Agreement dated January 30, 2012 between Veeco and Dr. William J. Miller.	10-K	10.30	2/22/2012
10.33*	Letter Agreement dated August 29, 2018 between Veeco and Dr. William J. Miller.	8-K	10.2	9/4/2018
10.34*	Amendment dated March 22, 2019 to the Letter Agreement between Veeco and William J. Miller, Ph.D.	10-Q	10.4	5/7/2019
10.35*	Letter Agreement dated January 21, 2004 between Veeco and John P. Kiernan.	10-K	10.38	3/12/2004
10.36*	Amendment effective June 9, 2006 to Letter Agreement between Veeco and John P. Kiernan.	10-Q	10.3	8/4/2006
10.37*	Amendment effective December 31, 2008 to Letter Agreement between Veeco and John P. Kiernan.	10-K	10.40	3/2/2009
10.38*	Letter dated January 1, 2020 from Veeco to John P. Kiernan.	8-K	99.2	1/2/2020
10.39*	Letter Agreement dated March 20, 2019 between Veeco and Adrian Devasahayam.	10-K	10.30	2/22/2021
10.40*	Letter Agreement dated August 4, 2017 between Veeco and Peter Porshnev.	10-K	10.31	2/22/2021
10.41*	Letter Agreement dated March 9, 2020 between Veeco and Susan Wilkerson.	10-K	10.32	2/22/2021
19.1	Veeco Instruments Inc. Securities Trading Policy	10-K	19.1	2/14/2025
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of KPMG LLP.				X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				X

Filed or
Exhibit		Incorporated by Reference			Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
97	Compensation Recoupment Policy for Executive Officers	10-K	97	2/14/2025
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline. XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2026.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Veeco Instruments Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veeco Instruments Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of the value of excess and obsolete inventory

As discussed in Note 1 of the consolidated financial statements, the Company assesses the valuation of its inventories, including materials, work-in-process, and finished goods, each reporting period. Obsolete inventory or inventory in excess of the Company’s estimated usage requirement is written down to its estimated net realizable value if less than cost. Estimates of usage include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2025, the Company’s inventories totaled $275.3 million.

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

Santa Clara, California

February 25, 2026

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$163,466	$145,595
Restricted cash	—	224
Short-term investments	226,763	198,719
Accounts receivable, net	110,685	96,834
Contract assets	34,838	37,109
Inventories	275,298	246,735
Prepaid expenses and other current assets	34,286	39,316
Total current assets	845,336	764,532
Property, plant, and equipment, net	108,646	113,789
Operating lease right-of-use assets	24,606	26,503
Intangible assets, net	5,696	8,832
Goodwill	214,964	214,964
Deferred income taxes	122,935	120,191
Other assets	3,612	2,766
Total assets	$1,325,795	$1,251,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$55,344	$43,519
Accrued expenses and other current liabilities	45,503	55,195
Contract liabilities	74,161	64,986
Income taxes payable	3,048	2,086
Current portion of long-term debt	—	26,496
Total current liabilities	178,056	192,282
Deferred income taxes	532	689
Long-term debt	226,009	249,702
Long-term operating lease liabilities	31,837	34,318
Other liabilities	3,852	3,816
Total liabilities	440,286	480,807
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 60,388,539 shares issued and outstanding at December 31, 2025 and 56,827,915 shares issued and outstanding at December 31, 2024	604	569
Additional paid-in capital	1,306,176	1,227,134
Accumulated deficit	(423,065)	(458,455)
Accumulated other comprehensive income	1,794	1,522
Total stockholders' equity	885,509	770,770
Total liabilities and stockholders' equity	$1,325,795	$1,251,577

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31,
	2025	2024	2023
Net sales	$664,294	$717,301	$666,435
Cost of sales	398,885	413,296	381,376
Gross profit	265,409	304,005	285,059
Operating expenses, net:
Research and development	119,641	124,507	112,853
Selling, general, and administrative	98,906	99,663	92,756
Amortization of intangible assets	3,136	6,983	8,481
Merger costs	8,908	—	—
Asset impairment	—	28,131	—
Other operating expense (income), net	(889)	(22,260)	1,029
Total operating expenses, net	229,702	237,024	215,119
Operating income	35,707	66,981	69,940
Interest income	13,469	12,898	10,583
Interest expense	(9,136)	(11,045)	(11,770)
Other income (expense), net	(653)	—	(97,091)
Income (loss) before income taxes	39,387	68,834	(28,338)
Income tax expense (benefit)	3,997	(4,880)	2,030
Net income (loss)	$35,390	$73,714	$(30,368)

Income (loss) per common share:
Basic	$0.60	$1.31	$(0.56)
Diluted	$0.59	$1.23	$(0.56)

Weighted average number of shares:
Basic	59,299	56,426	53,769
Diluted	60,594	61,596	53,769

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the year ended December 31,
	2025	2024	2023
Net income (loss)	$35,390	$73,714	$(30,368)
Other comprehensive income (loss), net of tax:
Available-for-sale securities:
Change in net unrealized gains or losses	194	(101)	691
Unrealized gain (loss) on available-for-sale securities	194	(101)	691
Currency translation adjustments:
Change in currency translation adjustments	78	16	(12)
Net changes related to currency translation adjustments	78	16	(12)

Total other comprehensive income (loss), net of tax	272	(85)	679

Total comprehensive income (loss)	$35,662	$73,629	$(29,689)

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2022	51,660	$517	$1,078,180	$(501,801)	$928	$577,824
Net income (loss)	—	—	—	(30,368)	—	(30,368)
Other comprehensive income (loss), net of tax	—	—	—	—	679	679
Share-based compensation expense	—	—	28,558	—	—	28,558
Net issuance under employee stock plans	244	2	(6,393)	—	—	(6,391)
Partial extinguishment of 2025 and 2027 Notes	4,460	45	102,095			102,140
Balance at December 31, 2023	56,364	564	1,202,440	(532,169)	1,607	672,442
Net income (loss)	—	—	—	73,714	—	73,714
Other comprehensive income (loss), net of tax	—	—	—	—	(85)	(85)
Share-based compensation expense	—	—	35,879	—	—	35,879
Net issuance under employee stock plans	464	5	(11,185)	—	—	(11,180)
Balance at December 31, 2024	56,828	569	1,227,134	(458,455)	1,522	770,770
Net income (loss)	—	—	—	35,390	—	35,390
Other comprehensive income (loss), net of tax	—	—	—	—	272	272
Share-based compensation expense	—	—	37,047	—	—	37,047
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Settlement of the 2027 Notes	1,643	16	20,215	—	—	20,231
Net issuance under employee stock plans	814	8	(4,709)	—	—	(4,701)
Balance at December 31, 2025	60,389	$604	$1,306,176	$(423,065)	$1,794	$885,509

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$35,390	$73,714	$(30,368)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,020	25,143	24,966
Non-cash interest expense	1,118	1,257	1,118
Deferred income taxes	(2,982)	(8,729)	(2,211)
Share-based compensation expense	37,047	35,879	28,558
Loss on extinguishment of debt	—	—	97,091
Asset impairment	—	28,131	—
Impairment of equity investments	—	404	—
Provision for bad debts	—	—	316
Changes in contingent consideration	(925)	(21,242)	701
Changes in operating assets and liabilities:	—
Accounts receivable and contract assets	(11,591)	(6,555)	13,271
Inventories	(28,563)	(8,307)	(35,158)
Prepaid expenses and other current assets	3,021	(4,751)	(16,063)
Accounts payable and accrued expenses	4,228	(338)	(8,810)
Contract liabilities	9,175	(53,040)	(9,626)
Income taxes receivable and payable, net	4,935	5,861	(525)
Other, net	(1,380)	(3,612)	(1,586)
Net cash provided by (used in) operating activities	69,493	63,815	61,674

Cash Flows from Investing Activities
Capital expenditures	(16,200)	(18,113)	(27,930)
Acquisition of businesses, net of cash acquired	—	—	(30,373)
Proceeds from the sale of investments	198,254	154,223	182,853
Payments for purchases of investments	(223,532)	(202,690)	(177,880)
Proceeds from sale of productive assets	—	2,033	—
Net cash provided by (used in) investing activities	(41,478)	(64,547)	(53,330)

Cash Flows from Financing Activities
Restricted stock tax withholdings	(9,074)	(16,064)	(11,009)
Repayment of convertible debt	(5,229)	—	—
Debt issuance costs	(885)	—	—
Contingent consideration payments	—	(1,818)	(2,500)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	4,719	5,303	4,618
Proceeds from issuance of 2029 Notes, net of issuance costs	—	—	223,202
Extinguishment of convertible notes	—	—	(218,991)
Net cash provided by (used in) financing activities	(10,469)	(12,579)	(4,680)
Effect of exchange rate changes on cash and cash equivalents	101	10	(16)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,647	(13,301)	3,648
Cash, cash equivalents, and restricted cash - beginning of period	145,819	159,120	155,472
Cash, cash equivalents, and restricted cash - end of period	$163,466	$145,819	$159,120

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,233	$9,501	$11,781
Income taxes paid, net of refunds received	87	3,034	5,095
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	1,974	4,395	4,388
Net transfer of inventory to property, plant and equipment	—	—	4,296
Right-of-use assets obtained in exchange for lease obligations	944	5,179	630

See accompanying Notes to the Consolidated Financial Statements.

Note 1 — Significant Accounting Policies

(a) Description of Business

Veeco Instruments Inc. (together with its consolidated subsidiaries, “Veeco,” or the “Company”) operates in a single segment: the development, manufacture, sales, and support of semiconductor and thin film process equipment primarily sold to make electronic devices.

Pending Merger with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. See Note 17 “Merger” for additional information.

(b) Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Company reports interim quarters on a 13-week basis ending on the last Sunday of each period, which is determined at the start of each year. The Company’s fourth quarter always ends on the last day of the calendar year, December 31. During 2025 the interim quarters ended on March 30, June 29, and September 28, and during 2024 the interim quarters ended on March 31, June 30, and September 29. The Company reports these interim quarters as March 31, June 30, and September 30 in its interim consolidated financial statements.

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

(i) Advertising Expense

The cost of advertising is expensed as incurred and totaled $0.4 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company maintains an allowance reserve for potentially uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount reasonably expected to be collected. The Company also provides allowances based on its write-off history. Finally, the Company also considers its current expectations of future economic conditions, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts totaled $1.0 million at both December 31, 2025 and 2024.

To further mitigate the Company’s exposure to uncollectible accounts receivable, the Company may request certain customers provide a negotiable irrevocable letter of credit drawn on a reputable financial institution. These irrevocable letters of credit are typically issued to mature between zero and 90 days from the date the documentation requirements are met, typically when a system ships or upon receipt of final acceptance from the customer. The Company, at its discretion, may monetize these letters of credit on a non-recourse basis after they become negotiable but before maturity. The fees associated with the monetization are included in “Selling, general, and administrative” in the Consolidated Statements of Operations and were immaterial for the years ended December 31, 2025, 2024, and 2023.

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

(n) Cash, Cash Equivalents, and Short-term Investments

All financial instruments purchased with an original maturity of three months or less at the time of purchase are considered cash equivalents. Such items may include liquid money market funds, certificate of deposit and time deposit accounts, U.S. treasuries, government agency securities, and corporate debt. Investments that are classified as cash equivalents are carried at cost, which approximates fair value. The Company’s cash and cash equivalents includes $79.2 million and $81.0 million of cash equivalents at December 31, 2025 and 2024, respectively.

A portion of the Company’s cash and cash equivalents is held by its subsidiaries throughout the world, frequently in each subsidiary’s respective functional currency, which is typically the U.S. dollar. Approximately 14% and 31% of cash and cash equivalents were maintained outside the United States at December 31, 2025 and 2024, respectively.

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

(o) Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company assesses the valuation and recoverability of all inventories: materials (raw materials, spare parts, and service inventory); work-in-process; finished goods; and evaluation inventory at customer facilities. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in “Cost of Sales” in the Consolidated Statements of Operations in the period the revision is made. Inventory acquired as part of a business combination is recorded at fair value on the date of acquisition.

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

(t) Recently Adopted Accounting Standards

The Company adopted on a retrospective basis ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740) on December 31, 2025. This amendment requires public entities annually to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of annual income tax disclosures. Refer to Note 15 “Income Taxes” for further details.

The Company adopted prospectively ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20) on June 30, 2025. This amendment clarifies the conditions in which induced conversion accounting applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model which was applied to the repurchase of the 2027 Notes. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods), with early adoption permitted. Refer to Note 11 “Debt” for further details.

(u) Recent Accounting Pronouncements Not Yet Adopted

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

The computations of basic and diluted income (loss) per share for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$35,390	$73,714	$(30,368)
Interest expense associated with convertible notes	378	2,054	—
Net income (loss) available to common shareholders	$35,768	$75,768	$(30,368)

Denominator:
Basic weighted average shares outstanding	59,299	56,426	53,769
Effect of potentially dilutive share-based awards	634	1,010	—
Dilutive effect of convertible notes	661	4,160	—
Diluted weighted average shares outstanding	60,594	61,596	53,769

Net income (loss) per common share:
Basic	$0.60	$1.31	$(0.56)
Diluted	$0.59	$1.23	$(0.56)

Common share equivalents excluded from the diluted weighted average shares outstanding since the Company incurred a net loss and their effect would be antidilutive	—	—	850
Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	624	111	212
Maximum potential shares to be issued for settlement of convertible senior notes excluded from the diluted calculation as their effect would be antidilutive	45	—	7,319

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

The following table presents the Company’s assets that were measured at fair value on a recurring basis at December 31, 2025 and 2024:

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2025
Cash equivalents
Certificate of deposits and time deposits	$63,893	$—	$—	$63,893
Money market cash	15,327	—	—	15,327
Total	$79,220	$—	$—	$79,220
Short-term investments
U.S. treasuries	$77,110	$—	$—	$77,110
Government agency securities	—	53,488	—	53,488
Corporate debt	—	96,165	—	96,165
Total	$77,110	$149,653	$—	$226,763

December 31, 2024
Cash equivalents
Certificate of deposits and time deposits	$66,023	$—	$—	$66,023
Money market cash	15,003	—	—	15,003
Total	$81,026	$—	$—	$81,026
Short-term investments
U.S. treasuries	$84,032	$—	$—	$84,032
Government agency securities	—	30,167	—	30,167
Corporate debt	—	83,051	—	83,051
Commercial paper	—	1,469	—	1,469
Total	$84,032	$114,687	$—	$198,719

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

Note 4 — Investments

At December 31, 2025 and 2024 the amortized cost and fair value of marketable securities, which are included in “Short-term investments” on the Consolidated Balance Sheets, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2025
U.S. treasuries	$77,106	$52	$(48)	$77,110
Government agency securities	53,473	50	(35)	53,488
Corporate debt	96,144	86	(65)	96,165
Total	$226,723	$188	$(148)	$226,763

December 31, 2024
U.S. treasuries	$84,008	$45	$(21)	$84,032
Government agency securities	30,244	13	(90)	30,167
Corporate debt	83,209	17	(175)	83,051
Commercial paper	1,469	—	—	1,469
Total	$198,930	$75	$(286)	$198,719

Available-for-sale securities in a loss position at December 31, 2025 and 2024 were as follows:

	Continuous Loss Position
	for Less than 12 Months
		Gross
	Estimated	Unrealized
	Fair Value	Losses

	(in thousands)
December 31, 2025
U.S. treasuries	$37,609	$(48)
Government agency securities	24,028	(35)
Corporate debt	45,675	(65)
Total	$107,312	$(148)

December 31, 2024
U.S. treasuries	$26,756	$(21)
Government agency securities	20,062	(90)
Corporate debt	58,967	(175)
Total	$105,785	$(286)

The contractual maturities of securities classified as available-for-sale at December 31, 2025 were as follows:

	December 31, 2025
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$142,383	$142,494
Due after one year through two years	76,693	76,646
Due after two years through three years	7,647	7,623
Total	$226,723	$226,763

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The realized gains or losses for the years ended December 31, 2025, 2024, and 2023 were immaterial.

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

The gross contractual value of the acquired accounts receivable is the amount expected to be collected by the Company, and therefore is also considered its fair value. Goodwill generated from the acquisition was primarily attributed to expected synergies from future growth and strategic advantages provided through the expansion of product offerings as well as assembled workforce and is not expected to be deductible for income tax purposes.

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

During the fourth quarter of 2024, the Company lowered its projected cash flows for the Epiluvac asset group as a result of the Company’s market penetration not meeting expectations associated with the SiC technology, and determined that the revised projections were significantly lower than projected cash flows at the time of the acquisition and that these revised projections required the Company to assess the Epiluvac asset group for impairment. See Note 8, “Goodwill and Intangible Assets,” for additional information.

Additionally, the Company updates its estimate of fair value of the contingent consideration each reporting period, utilizing the same methodologies described above. During the year ended December 31, 2025, the Company reduced the contingent consideration by approximately $0.9 million as a result of the lowered projected bookings, the benefit for which was included within “Other operating expense (income) net” in the Consolidated Statement of Operations. The total contingent consideration liability as of December 31, 2025 was $0.3 million, which was included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet. During the year ended December 31, 2024, the Company reduced the contingent consideration by approximately $21.2 million as a result of the lowered projected bookings, the benefit for which was included within “Other operating expense (income), net” in the Consolidated Statement of Operations. Additionally, during the year ended December 31, 2024, the Company paid $1.8 million to the original selling shareholders associated with the settlement of a strategic target milestone. The total contingent consideration liability as of December 31, 2024 was $1.2 million, of which $0.7 million was included in “Accrued expenses and other current liabilities” and $0.5 million was included within “Other liabilities” on the Consolidated Balance Sheet.

Note 6 — Inventories

Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out basis. Inventories consist of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Materials	$156,385	$129,178
Work-in-process	80,947	88,361
Finished goods	7,017	3,016
Evaluation inventory	30,949	26,180
Total	$275,298	$246,735

Note 7 — Property, Plant, and Equipment

Property, plant, and equipment, net, consist of the following:

	December 31,	December 31,
	2025	2024	Average Useful Life

	(in thousands)
Land	$5,061	$5,061	N/A
Building and improvements	61,749	61,504	10 – 40 years
Machinery and equipment (1)	198,898	190,810	3 – 10 years
Leasehold improvements	55,210	53,759	3 – 17 years
Gross property, plant, and equipment	320,918	311,134
Less: accumulated depreciation and amortization	212,272	197,345
Property, plant, and equipment, net	$108,646	$113,789
(1)	Machinery and equipment includes software, furniture, and fixtures

Depreciation expense was $16.9 million, $18.2 million, and $16.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 8 — Goodwill and Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes in goodwill balances during the year ended December 31, 2025.

The Company performs its annual goodwill impairment test at the beginning of the fourth quarter each year. As the Company maintains a single goodwill reporting unit, it determines the fair value of its reporting unit based upon the Company’s adjusted market capitalization. The annual test performed at the beginning of the fourth quarter of fiscal 2025, 2024, and 2023 did not result in any potential impairment as the fair value of the reporting unit was determined to exceed the carrying amount of the reporting unit.

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

The components of purchased intangible assets were as follows:

		December 31, 2025			December 31, 2024
	Average		Accumulated			Accumulated
	Remaining	Gross	Amortization		Gross	Amortization
	Amortization	Carrying	and	Net	Carrying	and	Net
	Period	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in years)	(in thousands)
Technology	0.4	$355,928	$355,437	$491	$355,928	$354,066	$1,862
Customer relationships	3.3	146,925	141,720	5,205	146,925	139,955	6,970
Trademarks and tradenames	-	30,910	30,910	—	30,910	30,910	—
Other	-	3,746	3,746	—	3,746	3,746	—
Total	3.1	$537,509	$531,813	$5,696	$537,509	$528,677	$8,832

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

Based on the intangible assets recorded at December 31, 2025, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense, is expected to be as follows:

Amortization
(in thousands)
2026	$2,134
2027	1,550
2028	1,481
2029	531
Total	$5,696

Note 9 — Accrued Expenses and Other Liabilities

The components of accrued expenses and other current liabilities were as follows:

	December 31,	December 31,
	2025	2024

	(in thousands)
Payroll and related benefits	$21,772	$30,398
Warranty	10,348	9,740
Operating lease liabilities	4,164	3,757
Interest	680	1,198
Professional fees	1,315	1,969
Sales, use, and other taxes	958	1,539
Merger costs	727	—
Contingent consideration	275	702
Other	5,264	5,892
Total	$45,503	$55,195

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2024 was approximately $65.0 million, of which the Company recognized approximately $58.7 million into revenue during the year ended December 31, 2025.

This reduction in contract liabilities was offset by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of December 31, 2025.

As of December 31, 2025, the Company has approximately $39.0 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 71% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

Other liabilities

Other Liabilities at December 31, 2025 and 2024 was approximately $3.9 million and $3.8 million, respectively, which included medical and dental benefits for former executives, asset retirement obligations and tax liabilities.

Note 10 — Commitments and Contingencies

Warranty

Changes in the Company’s product warranty reserves were as follows:

	December 31,
	2025	2024	2023

	(in thousands)
Balance - beginning of the year	$9,740	$8,864	$8,601
Warranties issued	7,262	6,160	6,479
Addition from Epiluvac acquisition	—	—	49
Consumption of reserves	(5,422)	(6,148)	(7,029)
Changes in estimate	(1,232)	864	764
Balance - end of the year	$10,348	$9,740	$8,864

Minimum Lease Commitments

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2025 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at December 31, 2025:

Operating
Leases
(in thousands)
Payments due by period:
2026	$4,671
2027	4,883
2028	4,440
2029	4,302
2030	4,077
Thereafter	26,539
Total future minimum lease payments	48,912
Less: Imputed interest	(12,911)
Total	$36,001

Reported as of December 31, 2025
Accrued expenses and other current liabilities	$4,164
Long-term operating lease liabilities	31,837
Total	$36,001

Operating lease cost for the years ended December 31, 2025, 2024, and 2023 was $5.0 million, $4.8 million, and $5.0 million, respectively. Variable lease expense, which includes costs not included in the operating lease costs, for the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $1.3 million, and $1.1 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Lease expense, which includes operating lease costs and variable lease costs, was $6.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, the Company is obligated under such leases for certain other expenses, including real estate taxes and insurance. Operating cash outflows from operating leases for the year ended December 31, 2025, 2024, and 2023 were $7.2 million, $6.8 million, and $5.8 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Concentrations of Credit Risk

The Company depends on purchases from its ten largest customers, which accounted for 68% and 63% of net accounts receivable at December 31, 2025 and 2024, respectively.

Customers who accounted for more than 10% of net accounts receivable or net sales are as follows:

	Accounts Receivable		Net Sales
	December 31,		For the Year Ended December 31,
Customer	2025	2024	2025	2024	2023
Customer A	24%	13%	17%	11%	*
Customer B	*	11%	*	11%	*
Customer C	*	13%	*	*	*
Customer D	*	11%	*	*	*
Customer E	*	*	*	*	10%
*	Less than 10% of aggregate accounts receivable or net sales

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

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables during the year ended December 31, 2025, and $30.0 million was available under the agreement for additional sales of receivables. The Company sold $8.0 million of receivables during the year ended December 31, 2024. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

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

The Company had deposits with its suppliers of $9.8 million and $18.7 million at December 31, 2025 and 2024, respectively, that were included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets.

Purchase Commitments

The Company had purchase commitments of $150.8 million at December 31, 2025, the majority of which will come due within one year. Purchase commitments are primarily for inventory used in manufacturing products, as well as equipment and project materials used to support research and development activities, and are partially offset by existing deposits with suppliers.

Bank Guarantees

The Company has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At December 31, 2025, outstanding bank guarantees and letters of credit totaled $2.4 million and unused bank guarantees and letters of credit of $40.6 million were available to be drawn upon.

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

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes due 2027 (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase capped calls, discussed below. The 2027 Notes bore interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes were scheduled to mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes. The remaining principal amount of $25.0 million 2027 Notes were settled on May 15, 2025 in a private transaction with all remaining 2027 Note holders for 1.6 million shares of the Company’s common stock and $5.4 million in cash. The settlement was accounted for as an induced conversion resulting in an inducement expense of approximately $0.7 million for the year ended December 31, 2025, which is included within “Other income (expense), net” on the Consolidated Statement of Operations, and a decrease to additional paid-in capital of $20.2 million on the Consolidated Balance Sheets.

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

The 2029 Notes are unsecured obligations of Veeco and rank senior in right of payment to any of Veeco’s subordinated indebtedness; equal in right of payment to all of Veeco’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Veeco’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Veeco’s subsidiaries.

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

The 2029 Notes are convertible at the option of the holders upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rates is 34.21852 shares of the Company’s common stock per $1,000 principal amount, representing an initial effective conversion price of $29.22 per share of common stock. The conversion rate may be subject to adjustment upon the occurrence of certain specified events.

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

Holders may convert their 2029 Notes at any time, regardless of the foregoing circumstances, on February 1, 2029 until the close of business on the business day immediately preceding the respective maturity date.

The carrying values of the Notes are as follows:

	December 31, 2025			December 31, 2024
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2025 Notes	$—	$—	$—	$26,500	$(4)	$26,496
2027 Notes	—	—	—	25,000	(223)	24,777
2029 Notes	230,000	(3,991)	226,009	230,000	(5,075)	224,925
Net carrying value	$230,000	$(3,991)	$226,009	$281,500	$(5,302)	$276,198

Total interest expense related to the Notes is as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2023 Notes	$—	$—	$23
Coupon interest expense - 2025 Notes	39	928	2,360
Coupon interest expense - 2027 Notes	347	938	2,385
Coupon interest expense - 2029 Notes	6,612	6,613	4,078
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2023 Notes	—	—	4
Amortization of debt discount/transaction costs- 2025 Notes	4	98	240
Amortization of debt discount/transaction costs- 2027 Notes	30	90	220
Amortization of debt discount/transaction costs- 2029 Notes	1,084	1,069	654
Total Interest Expense	$8,116	$9,736	$9,964

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at December 31, 2025 of $288.6 million.

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

Revolving Credit Facility

On December 16, 2021, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) providing for a senior secured revolving credit facility in an aggregate principal amount of $150 million including a $15 million letter of credit sublimit. The Loan and Security Agreement was subsequently amended to increase the aggregate principal amount to $225 million on August 2, 2024 (the “Third Amendment”), and $250 million on June 16, 2025 (the “Fourth Amendment”). On September 30, 2025, the Loan and Security Agreement was subsequently amended to make certain amendments to the definition of “Changes of Control” and “Merger, Consolidation and Sale of Assets” covenant in the Loan and Security Agreement following the announcement of the Company’s Merger Agreement with Axcelis (the “Fifth Amendment”) (as amended to date, the “Credit Facility”). The Credit Facility matures on June 16, 2030, subject to a springing maturity date of March 2, 2029 upon the occurrence of certain liquidity events described in the Fourth Amendment. The Credit Facility is guaranteed by the Company’s direct material U.S. subsidiaries, subject to customary exceptions. Borrowings under the Credit Facility are secured by a first-priority lien on substantially all of the assets of the Company, subject to customary exceptions. Subject to certain conditions and the receipt of commitments from the lenders, the Loan and Security Agreement allows for revolving commitments under the Credit Facility to be increased by up to $100 million, with additional amounts available so long as the Secured Net Leverage Ratio (as defined in the Loan and Security Agreement) does not exceed 2.50 to 1.00. The existing lenders under the Credit Facility, are entitled, but not obligated, to provide such incremental commitments.

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

No amounts were outstanding under the Credit Facility as of December 31, 2025 or December 31, 2024.

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2022	$1,773	$(845)	$928
Other comprehensive income (loss)	(12)	691	679
Balance - December 31, 2023	1,761	(154)	1,607
Other comprehensive income (loss)	16	(101)	(85)
Balance - December 31, 2024	$1,777	$(255)	$1,522
Other comprehensive income (loss)	78	194	272
Balance - December 31, 2025	$1,855	$(61)	$1,794

The Company allocated an immaterial amount of additional tax benefit or expense to other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023.

Preferred Stock

The Board of Directors has authority under the Company’s Certificate of Incorporation to issue up to 0.5 million shares of preferred stock, par value $0.01, with voting and economic rights to be determined by the Board of Directors. As of December 31, 2025, no preferred shares have been issued.

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

The Company is authorized to issue up to 21.3 million shares under the 2019 Plan. Option awards are granted with an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the date of grant; option awards generally vest over a three-year period and have a seven or ten year term. RSAs and RSUs generally vest over one to five years. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2019 Plan. At December 31, 2025, there are no option shares outstanding and 2.5 million RSUs and PSUs outstanding under the 2019 Plan.

The Company is authorized to issue up to 3.0 million shares under the approved 2016 employee stock purchase plan (“ESPP”), including additional shares authorized under plan amendments approved by shareholders in 2019, 2021, and 2025. Under the ESPP, substantially all employees in the U.S. may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the Company’s common stock at the beginning or end of each six-month offer period, as defined in the ESPP, and subject to certain limits. The ESPP was approved by the Company’s shareholders.

Shares Reserved for Future Issuance

At December 31, 2025, the Company has 5.5 million shares reserved to cover exercises of outstanding stock options, vesting of RSUs, and additional grants under the 2019 Plan. At December 31, 2025, the Company has 0.7 million shares reserved to cover future issuances under the ESPP Plan.

Share-Based Compensation

The Company recognized share-based compensation in the following line items in the Consolidated Statements of Operations for the periods indicated:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Cost of sales	$6,862	$6,263	$4,913
Research and development	11,618	11,257	8,994
Selling, general, and administrative	18,567	18,359	14,651
Total	$37,047	$35,879	$28,558

The Company recognized a tax benefit of approximately $5.4 million, $7.9 million, and $3.9 million associated with share-based compensation for the years ended December 31, 2025, 2024, and 2023, respectively. The Company capitalized an immaterial amount of share-based compensation into inventory for the years ended December 31, 2025, 2024, and 2023.

Unrecognized share-based compensation costs at December 31, 2025 are summarized below:

	Unrecognized	Weighted
	Share-Based	Average Period
	Compensation	Expected to be
	Costs	Recognized

	(in thousands)	(in years)
Restricted stock units	$28,641	1.6
Restricted stock awards	467	0.4
Performance share units	9,767	1.8
Total unrecognized share-based compensation cost	$38,875	1.6

Stock Option Awards

Stock options are awards issued to employees that entitle the holder to purchase shares of the Company’s stock at a fixed price. The following table summarizes the equity activity related to stock options:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(in thousands)
Balance - December 31, 2022	177	$30.94
Exercised	(2)	30.47
Expired	(165)	30.53
Balance - December 31, 2023	10	37.42
Exercised	(10)	37.26
Expired	—	41.93
Balance - December 31, 2024	—	—
Exercised	—	—
Expired	—	—
Balance - December 31, 2025	—	$—

At December 31, 2025, there were no stock option shares outstanding.

The following table summarizes information on options exercised for the periods indicated:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash received from options exercised	$—	$373	$56
Intrinsic value of options exercised	$—	$28	$56

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

The following table summarizes the equity activity of non-vested restricted shares and performance shares:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2022	2,496	$23.83
Granted	1,282	23.83
Performance award adjustments	183	10.59
Vested	(1,364)	17.47
Forfeited	(133)	29.29
Balance - December 31, 2023	2,464	26.19
Granted	1,369	36.49
Performance award adjustments	200	27.81
Vested	(1,292)	24.83
Forfeited	(137)	26.10
Balance - December 31, 2024	2,604	32.53
Granted	1,210	23.15
Performance award adjustments	(21)	45.28
Vested	(1,126)	31.01
Forfeited	(116)	27.03
Balance - December 31, 2025	2,551	$28.89

The total fair value of shares that vested during the years ended December 31, 2025, 2024, and 2023 was $25.9 million, $43.7 million, and $30.3 million, respectively. For performance awards, the final number of shares earned will vary depending on the achievement of the actual results relative to the performance or market conditions. Each performance award is included in the table above at the grant date target share amount until the end of the performance period if not previously forfeited.

The fair value of performance awards with market conditions is estimated on the date of grant using a Monte Carlo simulation. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive these awards. The weighted average fair value and the assumptions used in calculating such values during fiscal years 2025, 2024, and 2023 for performance awards with market conditions were based on estimates at the date of grant as follows:

	Year ended December 31,
	2025	2024	2023
Weighted average fair value	$31.73	$49.38	$32.25
Dividend yield	0%	0%	0%
Expected volatility factor(1)	40%	38%	54%
Risk-free interest rate(2)	3.96%	4.41%	3.84%
Expected life (in years)(3)	3.0	3.0	3.0
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the awards will be outstanding prior to exercise.

Employee Stock Purchase Plan

For the years ended December 31, 2025, 2024, and 2023 the Company received cash proceeds of $5.2 million, $5.3 million, and $4.6 million, and issued shares of 251,480, 182,809, and 258,153, respectively, under the ESPP Plan. The weighted average estimated values of employee purchase rights as well as the weighted average assumptions that were used in calculating such values during fiscal years 2025, 2024, and 2023 were based on estimates at the date of grant as follows:

	Year ended December 31,
	2025	2024	2023
Weighted average fair value	$7.02	$9.62	$5.77
Dividend yield	0%	0%	0%
Expected volatility factor(1)	46%	35%	42%
Risk-free interest rate(2)	4.26%	5.30%	5.03%
Expected life (in years)(3)	0.5	0.5	0.5
(1)	Expected volatility is measured using historical daily price changes of the Company’s stock over the respective expected term.
(2)	The risk-free rate for periods within the contractual term is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected life is the number of years the Company estimates that the purchase rights will be outstanding prior to exercise.

Note 14 — Retirement Plans

The Company maintains a defined contribution plan for the benefit of its U.S. employees. The plan is intended to be tax qualified and contains a qualified cash or deferred arrangement as described under Section 401(k) of the Internal Revenue Code. Eligible participants may elect to contribute a percentage of their base compensation, and the Company may make matching contributions, generally equal to fifty cents for every dollar employees contribute, up to three percent of the employee’s eligible compensation, as limited by current Internal Revenue Code regulations. Generally, the plan calls for vesting in the Company contributions over the initial five years of a participant’s employment. The Company provided employer contributions associated with this plan of approximately $3.3 million, $3.4 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 15 — Income Taxes

The amounts of income (loss) before income taxes attributable to domestic and foreign operations were as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$35,728	$99,711	$(33,383)
Foreign	3,659	(30,877)	5,045
Total	$39,387	$68,834	$(28,338)

Significant components of the expense (benefit) for income taxes consisted of the following:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$4,313	$2,087	$3,299
Foreign	2,723	1,365	1,136
State and local	(57)	397	(194)
Total current expense (benefit) for income taxes	6,979	3,849	4,241
Deferred:
Federal	(1,187)	(1,599)	(3,026)
Foreign	(1,216)	(6,684)	512
State and local	(579)	(446)	303
Total deferred expense (benefit) for income taxes	(2,982)	(8,729)	(2,211)
Total expense (benefit) for income taxes	$3,997	$(4,880)	$2,030

In December 2023, the FASB issued ASU 2023-09: Improvements to Income Tax Disclosures (Topic 740), which requires public business entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid for the annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a retrospective basis effective December 31, 2025 for the years ended December 31, 2025, 2024, and 2023 for comparability and consistency purposes.

The income tax expense (benefit) was reconciled to the tax expense computed at the U.S. federal statutory tax rate as follows:

	Year ended December 31,
	2025		2024		2023

	(in thousands)
U.S. federal statutory income tax rate	$8,271	21.0%	$14,455	21.0%	$(5,951)	21.0%
State taxes, net of U.S. federal impact (a)	(619)	(1.6)%	(217)	(0.3)%	305	(1.1)%
Effect of cross-border tax laws
Foreign-derived intangible income deduction	(5,672)	(14.4)%	(3,846)	(5.6)%	(8,171)	28.9%
Other	159	0.4%	149	0.2%	(65)	0.2%
Tax credits
Research and development tax credits	(3,126)	(7.9)%	(4,500)	(6.5)%	(4,650)	16.4%
Nontaxable and nondeductible items
Tax benefits related to asset impairments	—	—%	(12,476)	(18.1)%	—	—%
Share-based compensation	3,133	8.0%	206	0.3%	1,998	(7.1)%
Extinguishment of debt	(164)	(0.4)%	—	—%	19,349	(68.3)%
Merger costs	1,424	3.6%	—	—%	—	—%
Other	(152)	(0.4)%	68	0.1%	325	(1.2)%
Changes in valuation allowances	—	—%	(149)	(0.2)%	350	(1.2)%
Federal Other	(106)	(0.3)%	189	0.3%	(159)	0.6%
Changes in unrecognized tax benefits	121	0.3%	116	0.2%	(1,889)	6.7%
Foreign tax effects
Sweden
Changes in valuation allowances	518	1.3%	744	1.1%	—	—%
Provision to return	(511)	(1.3)%	—	—%	—	—%
Other	(72)	(0.2)%	352	0.5%	18	(0.1)%
Germany
Subnational tax	(559)	(1.4)%	6	0.0%	399	(1.4)%
Other	247	0.6%	43	0.1%	(263)	0.9%
Taiwan
Other	441	1.1%	23	0.0%	235	(0.8)%
China
Other	232	0.6%	165	0.2%	170	(0.6)%
Japan
Other	313	0.8%	(186)	(0.3)%	(19)	0.1%
Other foreign jurisdictions	119	0.4%	(22)	(0.1)%	48	(0.2)%
Total provision (benefit) for income taxes	$3,997	10.2%	$(4,880)	(7.1)%	$2,030	(7.2)%
(a)	For the years ended December 31, 2025, New Mexico made up the majority of the state tax effect. For the year ended December 31, 2024, Oregon, California, and Arizona made up the majority of the state tax effect. For the year ended December 31, 2023, Pennsylvania, New Mexico, Minnesota, Oregon, California, and New York made up the majority of the state tax effect.

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. The tax effects of the temporary differences were as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Inventory valuation	$14,892	$12,500
Net operating losses	7,123	6,734
Credit carry forwards	38,998	46,753
Warranty and installation accruals	2,267	2,054
Share-based compensation	5,829	5,802
Contract liabilities	10,216	7,775
Operating leases	8,196	8,620
Research and experimental capitalization	53,309	46,667
Depreciation	5,816	4,037
Other	4,197	5,033
Total deferred tax assets	150,843	145,975
Valuation allowance	(13,046)	(11,797)
Net deferred tax assets	137,797	134,178

Deferred tax liabilities:
Purchased intangible assets	9,759	8,673
Operating leases	5,635	6,003
Total deferred tax liabilities	15,394	14,676
Net deferred taxes	$122,403	$119,502

The Company does not permanently reinvest its earnings from certain foreign jurisdictions and has accrued for foreign tax withholdings of $1.1 million on its unremitted earnings as of December 31, 2025.

During the year ended December 31, 2025, the Company’s income tax expense of $4.0 million was primarily attributed to 1) a $8.3 million income tax expense associated with pre-tax income from operations, 2) a $3.1 million income tax expense related to adjustments made for share-based compensation, and 3) a $1.4 million income tax expense related to non-deductible merger costs, partially offset by 4) a $5.7 million income tax benefit related to foreign-derived intangible income, and 5) a $3.6 million tax benefit associated with research and development tax credits.

At December 31, 2025, the Company had U.S. federal research and development credits of $28.3 million that will expire between 2040 and 2045. Additionally, the Company has state and local NOL carryforwards of approximately $52.9 million (a net deferred tax asset of $3.8 million, net of federal tax benefits and before the valuation allowance) that will expire between 2026 and 2041. Finally, the Company has state credits of $34.6 million, some of which are indefinite and others that will expire between 2026 and 2040.

A roll-forward of the Company’s uncertain tax positions for all U.S. federal, state, and foreign tax jurisdictions was as follows:

	December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$16,878	$15,741	$16,110
Additions for tax positions related to current year	1,681	2,497	2,596
Additions for tax positions related to prior years	52	77	83
Reductions for tax positions related to prior years	(131)	(1,437)	(3,048)
Settlements	—	—	—
Balance at end of year	$18,480	$16,878	$15,741

If the amount of unrecognized tax benefits at December 31, 2025 were recognized, the Company’s income tax provision would decrease by $16.3 million. The gross amount of interest and penalties accrued in income tax payable in the Consolidated Balance Sheets was approximately $0.8 million and $0.7 million at December 31, 2025 and 2024, respectively.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction, and various state, local, and foreign jurisdictions. All material consolidated federal income tax matters have been concluded for years through 2017 subject to subsequent utilization of NOLs generated in such years. All material state and local income tax matters have been reviewed through 2012. The majority of the Company’s foreign jurisdictions have been reviewed through 2015. The Company’s major foreign jurisdictions’ statutes of limitation remain open with respect to the tax years 2016 through 2024 for Germany, 2017 through 2024 for China, 2024 for Taiwan, and 2021 through 2024 for Singapore.

The amount of income taxes paid (refunded) were as follows:

	Year ended December 31,
	2025		2024	2023

	(in thousands)
U.S. federal taxes paid, net	$	*	$1,045	$2,801
Domestic state and local taxes paid, net
New Mexico		*	—	282
Oregon		*	*	474
Other		*	237	374
Total state taxes paid, net		—	237	1,130
Foreign
China		*	390	*
Germany
Federal		*	719	*
Subnational		*	180	*
Japan		*	253	*
Singapore		*	153	*
Taiwan		*	*	546
Other		*	57	618
Total foreign taxes paid, net		—	1,752	1,164
Total income taxes paid, net	$	**	$3,034	$5,095
*	The amount of income taxes paid during the year does not meet the five percent disaggregation threshold in the respective period.
**The total amount of income taxes paid during the year is not material to the financial statements.

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

Sales by end-market is as follows:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Sales by end-market
Semiconductor	$476,559	$466,611	$412,724
Compound Semiconductor	59,557	77,591	87,258
Data Storage	39,238	98,852	88,473
Scientific & Other	88,940	74,247	77,980
Total	$664,294	$717,301	$666,435

The Company’s significant operations outside the United States include sales and service offices in China, Europe, and Rest of APAC. For geographic reporting, sales are attributed to the location in which the customer facility is located.

Sales and long-lived tangible assets by geographic region are as follows:

	Net Sales to Unaffiliated Customers			Long-lived Tangible Assets
	2025	2024	2023	2025	2024	2023

	(in thousands)
United States	$101,387	$164,564	$162,790	$108,041	$112,966	$117,594
EMEA(1)	50,794	61,730	76,697	36	154	219
China	181,812	255,619	217,942	223	270	182
Rest of APAC	330,183	234,591	208,693	346	399	464
Rest of World	118	797	313	—	—	—
Total	$664,294	$717,301	$666,435	$108,646	$113,789	$118,459
(1)	EMEA consists of Europe, the Middle East, and Africa

Note 17 — Merger

Merger Agreement with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into Merger Agreement with Axcelis, and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco, with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by Veeco’s board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and, on February 6, 2026, by the stockholders of each company, but is subject to certain customary closing conditions, and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close in the second half of 2026.

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

If the board of directors of either party makes an Adverse Recommendation Change, as defined in the Merger Agreement, the other party shall have the right to terminate the Merger Agreement, and the non-terminating party will be required to pay the other party the following termination fee: (i) if the non-terminating party is Axcelis, a termination fee of $108,700,000; and (ii) if the non-terminating party is Veeco, a termination fee of $77,500,000. Each party may also be required to pay such termination fee if such party enters into a competing proposal within twelve months of termination of the Merger Agreement under certain circumstances. In addition, if the Merger Agreement is terminated by a party due to the other party’s breach of the Merger Agreement that would result in a failure of an applicable closing condition (subject to the applicable cure period set forth in the Merger Agreement), then the non-terminating party will be required to pay a fixed expense reimbursement amount of $15,000,000.

The Company incurred approximately $8.9 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger during the year ended December 31, 2025, included within “Merger costs” on the Consolidated Statement of Operations.

Additional information regarding the Merger Agreement and the proposed Merger is included in the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025.

Schedule II — Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	(Credited)	Charged to		Balance at
	Beginning	to Costs and	Other		End of
Deducted from asset accounts:	of Period	Expenses	Accounts	Deductions	Period

	(in thousands)
Year ended December 31, 2025
Allowance for doubtful accounts	$986	$14	$—	$—	$1,000
Valuation allowance in net deferred tax assets	11,797	1,249	—	—	13,046
	$12,783	$1,263	$—	$—	$14,046

Year ended December 31, 2024
Allowance for doubtful accounts	$986	$—	$—	$—	$986
Valuation allowance in net deferred tax assets	11,745	52	—	—	11,797
	$12,731	$52	$—	$—	$12,783

Year ended December 31, 2023
Allowance for doubtful accounts	$736	$316	$—	$(66)	$986
Valuation allowance in net deferred tax assets	11,083	662	—	—	11,745
	$11,819	$978	$—	$(66)	$12,731

S-1