Form 10-Q
period 2026-03-31
VEECO INSTRUMENTS INC
filed 2026-05-05
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 61,033,485 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

Forward-looking statements in this discussion include, but are not limited to, those regarding anticipated growth and trends in our business and markets, including trends related to artificial intelligence and high-performance computing, industry outlooks and demand drivers, our investment and growth strategies, our development of new products and technologies, our business outlook for the current and future periods, and other statements that are not historical facts. Factors that could cause actual results to differ materially from those expressed or implied by such statements include, without limitation, those set forth under the heading “Risk Factors” in Part 1, Item 1A of our 2025 Form 10-K, and the following:

●	Unfavorable market conditions;

●	Risks associated with operating a global business;

●	Changes in trade policies, export controls, and the ongoing trade dispute between the U.S. and China;

●	An inability to obtain required export licenses for the sale of our products;

●	Risks associated with uncertainties related to changes in global trade policies, global trade disputes, and increased tariffs;

●	The timing of our orders, shipments, and revenue recognition;

●	Significant third party competition;

●	Risks associated with operating in industries characterized by rapid technological change;

●	Risks associated with use of artificial intelligence by us and by our competitors, including operational risks, the unintended release of proprietary information, compliance costs, privacy concerns, risks related to intellectual property rights, and risks related to AI’s impact on the workforce;

●	Our dependency on the demand for consumer electronic products and automobiles;

●	Our concentrated customer base;

●	The cyclicality of the industries we serve;

●	A failure to estimate customer demand accurately;

●	Our reliance on a limited number of suppliers, some of whom are our sole source for particular components;

●	A failure to successfully manage our outsourcing activities or a failure of our outsourcing partners to perform as anticipated;

●	Our long and unpredictable sales cycles;

●	Customer order cancellations or modifications;

●	Risks associated with business combinations, acquisitions, strategic investments and divestitures;

●	Risks associated with global regulatory requirements;

●	Disruptions in our information technology systems or data security incidents, including risks associated with increasingly sophisticated cybersecurity attacks;

●	An inability to effectively enforce and protect our intellectual property rights;

●	Claims of intellectual property infringement by others;

●	Tightening credit markets;

●	Foreign currency exchange risks;

●	Asset impairment charges;

●	Changes in accounting pronouncements or taxation rules, practices, or rates;

●	Restrictions, covenants and repurchase provisions appearing in our current debt facilities;

●	Possible impairment to our ability to utilize our research and development credits carryforwards caused by the issuance of common stock upon the conversion of the Notes (as defined herein);

●	Delays in or failure to complete the Merger (as defined herein), whether due to an inability by either party to satisfy one or more conditions to closing, including an inability to obtain certain required regulatory approvals, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement (as defined herein) by either party, or otherwise;

●	Risks related to the pendency of the Merger and its effect on our business, financial condition, results of operations, cash flows and stock price;

●	Value our stockholders will receive due to fluctuation of Axcelis’ common stock market price;

●	Delaware law not entitling stockholders to an appraisal of the fair value of their shares;

●	Our stockholders having a reduced ownership and voting rights in the combined company;

●	Risks associated with an adverse judgement challenging the Merger;

●	Significant costs in connection with the Merger and integration of the two companies;

●	Limited ability to pursue alternatives to the Merger;

●	Diversion of management time and attention from ordinary course business operations to the Merger and other potential disruptions to our business relating thereto;

●	Volatility of our common share price;

●	Inability to attract, retain, and motivate employees could have a material adverse effect;

●	Risks associated with non-compliance with environmental, health, and safety regulations;

●	Environmental, social and governance goals, strategies and requirements which could be costly to implement and which expose us to risks associated with failures to comply;

●	Measures adopted by Veeco which may have anti-takeover effects or which may make an acquisition of our Company by another company more difficult; and

●	Other risks and uncertainties described in our SEC filings on Forms 10-K, 10-Q, and 8-K, and from time-to-time in our other SEC reports.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179,535	$163,466
Short-term investments	203,796	226,763
Accounts receivable, net	150,521	110,685
Contract assets	21,723	34,838
Inventories	282,231	275,298
Prepaid expenses and other current assets	35,613	34,286
Total current assets	873,419	845,336
Property, plant, and equipment, net	107,817	108,646
Operating lease right-of-use assets	24,084	24,606
Intangible assets, net	4,991	5,696
Goodwill	214,964	214,964
Deferred income taxes	124,141	122,935
Other assets	3,553	3,612
Total assets	$1,352,969	$1,325,795

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$60,153	$55,344
Accrued expenses and other current liabilities	52,038	45,503
Contract liabilities	92,731	74,161
Income taxes payable	1,763	3,048
Total current liabilities	206,685	178,056
Deferred income taxes	513	532
Long-term debt	226,253	226,009
Long-term operating lease liabilities	31,140	31,837
Other liabilities	4,716	3,852
Total liabilities	469,307	440,286
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 61,032,453 shares issued and outstanding at March 31, 2026 and 60,388,539 shares issued and outstanding at December 31, 2025	610	604
Additional paid-in capital	1,305,119	1,306,176
Accumulated deficit	(423,389)	(423,065)
Accumulated other comprehensive income	1,322	1,794
Total stockholders' equity	883,662	885,509
Total liabilities and stockholders' equity	$1,352,969	$1,325,795

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2026	2025
Net sales	$158,341	$167,292
Cost of sales	102,513	98,825
Gross profit	55,828	68,467
Operating expenses, net:
Research and development	29,875	28,514
Selling, general, and administrative	26,016	25,028
Amortization of intangible assets	705	821
Merger costs	2,012	—
Other operating expense (income), net	(122)	(44)
Total operating expenses, net	58,486	54,319
Operating income (loss)	(2,658)	14,148
Interest income	3,276	3,342
Interest expense	(2,101)	(2,506)
Income (loss) before income taxes	(1,483)	14,984
Income tax expense (benefit)	(1,159)	3,037
Net income (loss)	$(324)	$11,947

Income (loss) per common share:
Basic	$(0.01)	$0.21
Diluted	$(0.01)	$0.20

Weighted average number of shares:
Basic	60,414	57,753
Diluted	60,414	60,234

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$(324)	$11,947
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(472)	100
Change in currency translation adjustments	—	8
Total other comprehensive income (loss), net of tax	(472)	108

Total comprehensive income (loss)	$(796)	$12,055

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(324)	$11,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,037	5,035
Non-cash interest expense	244	257
Deferred income taxes	(1,088)	1,567
Share-based compensation expense	8,511	9,208
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(26,721)	(14,011)
Inventories	(6,933)	(7,316)
Prepaid expenses and other current assets	(859)	(2,434)
Accounts payable and accrued expenses	12,519	21,874
Contract liabilities	18,570	(7,776)
Income taxes receivable and payable, net	(1,269)	2,475
Other, net	248	(834)
Net cash provided by (used in) operating activities	7,935	19,992

Cash Flows from Investing Activities
Capital expenditures	(5,103)	(6,755)
Proceeds from the sale of investments	35,640	66,200
Payments for purchases of investments	(12,846)	(44,922)
Net cash provided by (used in) investing activities	17,691	14,523

Cash Flows from Financing Activities
Restricted stock tax withholdings	(11,041)	(6,675)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,483	1,399
Net cash provided by (used in) financing activities	(9,558)	(5,276)
Effect of exchange rate changes on cash and cash equivalents	1	9
Net increase (decrease) in cash and cash equivalents	16,069	29,248
Cash and cash equivalents - beginning of period	163,466	145,819
Cash and cash equivalents - end of period	$179,535	$175,067

Supplemental Disclosure of Cash Flow Information
Interest paid	$143	$712
Income taxes paid, net of refunds received	714	(1,671)
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	857	2,455
Right-of-use assets obtained in exchange for lease obligations	—	127

See accompanying Notes to the Consolidated Financial Statements.

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature.

Veeco reports interim quarters on a 13-week basis ending on the last Sunday of each quarter. The fourth quarter always ends on the last day of the calendar year, December 31. The 2026 interim quarters end on March 29, June 28, and September 27, and the 2025 interim quarters end on March 30, June 29, and September 28. These interim quarters are reported as March 31, June 30, and September 30 in Veeco’s interim consolidated financial statements.

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

Pending Merger with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. See Note 10 Merger for additional information.

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

The computations of basic and diluted income per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(324)	$11,947
Interest expense associated with convertible notes	—	253
Net income (loss) available to common shareholders	$(324)	$12,200

Denominator:
Basic weighted average shares outstanding	60,414	57,753
Effect of potentially dilutive share-based awards	—	693
Dilutive effect of convertible notes	—	1,788
Diluted weighted average shares outstanding	60,414	60,234

Net income (loss) per common share:
Basic	$(0.01)	$0.21
Diluted	$(0.01)	$0.20

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	232	954
Maximum potential shares to be issued for settlement of convertible senior notes excluded from the diluted calculation as their effect would be antidilutive	N/A	174

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2026
Cash equivalents
Certificate of deposits and time deposits	$76,124	$—	$—	$76,124
Money market cash	20,174	—	—	20,174
Total	$96,298	$—	$—	$96,298
Short-term investments
U.S. treasuries	$65,522	$—	$—	$65,522
Government agency securities	—	52,653	—	52,653
Corporate debt	—	85,621	—	85,621
Total	$65,522	$138,274	$—	$203,796

December 31, 2025
Cash equivalents
Certificate of deposits and time deposits	$63,893	$—	$—	$63,893
Money market cash	15,327	—	—	15,327
Total	$79,220	$—	$—	$79,220
Short-term investments
U.S. treasuries	$77,110	$—	$—	$77,110
Government agency securities	—	53,488	—	53,488
Corporate debt	—	96,165	—	96,165
Total	$77,110	$149,653	$—	$226,763

There were no transfers between fair value measurement levels during the three months ended March 31, 2026.

At March 31, 2026 and December 31, 2025, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
March 31, 2026
U.S. treasuries	$65,743	$11	$(232)	$65,522
Government agency securities	52,784	15	(146)	52,653
Corporate debt	85,839	9	(227)	85,621
Total	$204,366	$35	$(605)	$203,796

December 31, 2025
U.S. treasuries	$77,106	$52	$(48)	$77,110
Government agency securities	53,473	50	(35)	53,488
Corporate debt	96,144	86	(65)	96,165
Total	$226,723	$188	$(148)	$226,763

Available-for-sale securities in a loss position at March 31, 2026 and December 31, 2025 consist of:

	Continuous Loss Position
	for Less than 12 Months
		Gross
	Estimated	Unrealized
	Fair Value	Losses

	(in thousands)
March 31, 2026
U.S. treasuries	$44,358	$(232)
Government agency securities	42,772	(146)
Corporate debt	70,790	(227)
Total	$157,920	$(605)

December 31, 2025
U.S. treasuries	$37,609	$(48)
Government agency securities	24,028	(35)
Corporate debt	45,675	(65)
Total	$107,312	$(148)

The contractual maturities of securities classified as available-for-sale at March 31, 2026 were as follows:

	March 31, 2026
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$131,982	$131,876
Due after one year through two years	70,488	70,051
Due after two years through three years	1,896	1,869
Total	$204,366	$203,796

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the three months ended March 31, 2026 and 2025.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $1.0 million at March 31, 2026 and December 31, 2025. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Materials	$158,494	$156,385
Work-in-process	87,244	80,947
Finished goods	7,976	7,017
Evaluation inventory	28,517	30,949
Total	$282,231	$275,298

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $9.8 million for both March 31, 2026 and December 31, 2025, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,776	61,749
Machinery and equipment (1)	202,303	198,898
Leasehold improvements	55,246	55,210
Gross property, plant, and equipment	324,386	320,918
Less: accumulated depreciation and amortization	216,569	212,272
Property, plant, and equipment, net	$107,817	$108,646
(1)	Machinery and equipment also includes software, furniture, and fixtures

For the three months ended March 31, 2026 and 2025, depreciation expense was $4.3 million and $4.2 million, respectively.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the three months ended March 31, 2026.

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

The components of purchased intangible assets were as follows:

	March 31, 2026			December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$355,731	$197	$355,928	$355,437	$491
Customer relationships	146,925	142,131	4,794	146,925	141,720	5,205
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$532,518	$4,991	$537,509	$531,813	$5,696

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 consist of:

	March 31,	December 31,
	2026	2025

	(in thousands)
Payroll and related benefits	$24,698	$21,772
Warranty	10,596	10,348
Operating lease liabilities	4,100	4,164
Interest	2,328	680
Professional fees	1,367	1,315
Sales, use, and other taxes	2,395	958
Merger costs	871	727
Contingent consideration	275	275
Other	5,408	5,264
Total	$52,038	$45,503

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the three months ended March 31, 2026 include:

March 31,
2026
(in thousands)
Balance - beginning of the year	$10,348
Warranties issued	1,781
Consumption of reserves	(1,319)
Changes in estimate	(214)
Balance - March 31, 2026	$10,596

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2025 was approximately $74.2 million, of which the Company recognized approximately $20.3 million in revenue during the three months ended March 31, 2026.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of March 31, 2026.

As of March 31, 2026, the Company has approximately $142.8 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 51% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

2027 Notes

On May 18, 2020, the Company completed a private offering of $125.0 million of 3.75% convertible senior notes due 2027 (the “2027 Notes”). The Company received net proceeds of approximately $121.9 million, after deducting underwriting discounts and fees and expenses payable by the Company. Additionally, the Company used approximately $10.3 million of cash to purchase capped calls, discussed below. The 2027 Notes bore interest at a rate of 3.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes were scheduled to mature on June 1, 2027, unless earlier purchased by the Company, redeemed, or converted. On May 19, 2023, in connection with the completion of a private offering of $230.0 million aggregate principal amount of 2.875% convertible senior notes due 2029 described below, the Company repurchased and retired approximately $100.0 million in aggregate principal amount of its outstanding 2027 Notes. The remaining principal amount of $25.0 million 2027 Notes were settled on May 15, 2025 in a private transaction with all remaining 2027 Note holders for 1.6 million shares of the Company’s common stock and $5.4 million in cash. The settlement was accounted for as an induced conversion resulting in an inducement expense of approximately $0.7 million and a decrease to additional paid-in capital of $20.2 million on the Consolidated Balance Sheets.

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

The carrying value of the 2029 Notes is as follows:

	March 31, 2026			December 31, 2025
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2029 Notes	$230,000	$(3,747)	$226,253	$230,000	$(3,991)	$226,009
Net carrying value	$230,000	$(3,747)	$226,253	$230,000	$(3,991)	$226,009

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$—	$39
Coupon interest expense - 2027 Notes	—	234
Coupon interest expense - 2029 Notes	1,653	1,653
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	—	4
Amortization of debt discount/transaction costs- 2027 Notes	—	18
Amortization of debt discount/transaction costs- 2029 Notes	244	235
Total Interest Expense	$1,897	$2,183

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at March 31, 2026 of $328.4 million.

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

No amounts were outstanding under the Credit Facility as of March 31, 2026 or December 31, 2025.

Other Liabilities

Other Liabilities at March 31, 2026 and December 31, 2025 was approximately $4.7 million and $3.9 million, respectively, which included merger costs, medical and dental benefits for former executives, asset retirement obligations, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2026 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.7%.

The following table provides the maturities of lease liabilities at March 31, 2026:

Operating
Leases
(in thousands)
Payments due by period:
2026	$3,211
2027	4,938
2028	4,481
2029	4,313
2030	4,077
Thereafter	26,539
Total future minimum lease payments	47,559
Less: Imputed interest	(12,319)
Total	$35,240

Reported as of March 31, 2026
Accrued expenses and other current liabilities	$4,100
Long-term operating lease liabilities	31,140
Total	$35,240

Operating lease costs for both the three months ended March 31, 2026 and 2025 was $1.2 million. Variable lease costs for the three months ended March 31, 2026 and 2025 were $0.2 million and $0.3 million, respectively. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the three months ended March 31, 2026 and 2025 were $2.1 million and $1.8 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three months ended March 31, 2026, and $30.0 million was available under the agreement for additional sales of receivables as of March 31, 2026. The Company sold no receivables for the three months ended March 31, 2025. The net sale of accounts receivable under the agreement is reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet at the time of sale and any fees for the sale of trade receivables were not material for the periods presented.

Purchase Commitments

Veeco has purchase commitments of $205.8 million at March 31, 2026 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At March 31, 2026, outstanding bank guarantees and standby letters of credit totaled $5.1 million, and unused bank guarantees and letters of credit of $37.2 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. The Company is continuing to evaluate the impact of these developments on its business and financial statements, and has initiated various processes and procedures to file claims for refunds for these previously paid duties. However, as the tariff landscape continues to shift and evolve, there remains uncertainty as to the amount that will ultimately be refunded, the Company’s ability to collect such refunds, and the timing of such refunds, and as such, the Company has not recorded any adjustments to its financial statements related to these potential refunds. While the Company continues to implement measures to mitigate tariff-related cost pressures, these actions may not fully offset increased costs in future periods.

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2025	60,389	$604	$1,306,176	$(423,065)	$1,794	$885,509
Net income (loss)	—	—	—	(324)	—	(324)
Other comprehensive income (loss), net of tax	—	—	—	—	(472)	(472)
Share-based compensation expense	—	—	8,511	—	—	8,511
Net issuance under employee stock plans	643	6	(9,568)	—	—	(9,562)
Balance at March 31, 2026	61,032	$610	$1,305,119	$(423,389)	$1,322	$883,662

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2025	$1,855	$(61)	$1,794
Other comprehensive income (loss)	—	(472)	(472)
Balance - March 31, 2026	$1,855	$(533)	$1,322

There were immaterial reclassifications from AOCI into net income for the three months ended March 31, 2026 and 2025.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

	(in thousands)
Cost of sales	$1,511	$1,343
Research and development	2,506	3,048
Selling, general, and administrative	4,494	4,817
Total	$8,511	$9,208

For the three months ended March 31, 2026, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2025	2,551	$28.89
Granted	1,113	30.79
Performance award adjustments	117	32.25
Vested	(942)	27.70
Forfeited	(32)	23.41
Balance - March 31, 2026	2,807	$30.25

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

Income before income taxes and income tax expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025

	(in thousands, except percentages)
Income (loss) before income taxes	$(1,483)	$14,984
Income tax expense (benefit)	$(1,159)	$3,037
Effective tax rate	78.15%	20.27%

The Company’s income tax benefit for the three months ended March 31, 2026 was $1.2 million, compared to an income tax expense of $3.0 million for the comparable prior period.

For the three months ended March 31, 2026, the effective tax rate was higher than the U.S. statutory tax rate primarily related to a discrete income tax benefit for share-based compensation windfall. For the three months ended March 31, 2025, the effective tax rate was in line with the U.S. statutory tax rate, which included a $1.5 million tax expense related to share-based compensation shortfalls, partially offset by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

Note 9 — Segment Reporting and Geographic Information

The Company operates and measures its results in one operating segment and therefore has one reportable segment: the development, manufacture, sales, and support of semiconductor and thin film process equipment primarily sold to make electronic devices. The accounting policies of this one operating segment are the same as those described in the Company’s 2025 Form 10-K. The Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, assesses segment performance and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. The Company does not have intra-entity sales or transfers. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the segment or into other parts of the Company, such as for acquisitions. Net income is used to monitor forecast versus actual results. The CODM also uses net income in competitive analysis by benchmarking the Company’s competitors. The competitive analysis along with the monitoring of forecasted versus actual results are used in assessing performance of the segment. The Company regularly provides management reports to the CODM on a consolidated expense basis which includes actuals, forecasted, and budgeted information. These reports are similar to the Company’s consolidated financial statements.

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

Sales by end-market and geographic region for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Sales by end-market
Semiconductor	$109,042	$123,823
Compound Semiconductor	18,808	14,397
Data Storage	10,213	6,705
Scientific & Other	20,278	22,367
Total	$158,341	$167,292
Sales by geographic region
United States	$32,225	$24,062
EMEA(1)	15,784	12,337
China	19,956	70,892
Rest of APAC	90,364	59,976
Rest of World	12	25
Total	$158,341	$167,292
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Note 10 — Merger

Merger Agreement with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into Merger Agreement with Axcelis, and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco, with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by Veeco’s board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and, on February 6, 2026, by the stockholders of each company. The completion of the Merger remains subject to the satisfaction or (to the extent permissible) waiver of customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China, and is currently expected to close in the second half of 2026.

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

The Company incurred an additional $2.0 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger during the three months ended March 31, 2026, included within “Merger costs” on the Consolidated Statement of Operations.

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

The following section generally discusses 2026 and 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of 2025 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended March 31, 2025, filed on May 7, 2025.

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

Merger with Axcelis Technologies, Inc.

On September 30, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by our board of directors (except for one (1) independent director who serves on the Axcelis’ board of directors as well who recused himself) and, on February 6, 2026, by the stockholders of each company. The completion of the Merger remains subject to the satisfaction or (to the extent permissible) waiver of customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China.

For more information regarding the Merger, see Note 10 “Merger” to the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Overview

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

Veeco’s technologies are at the forefront of enabling new technical innovations in the manufacturing of high-performance AI chips and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our Serviceable Available Market (“SAM”) to a broad range of new applications.

Semiconductor Market

Semiconductor revenue comprised 69% of first quarter total revenue primarily driven by system shipments of our Laser Spike Annealing (“LSA”), and our Advanced Packaging, wet processing and lithography products. Semiconductor revenue decreased 12% from the comparable prior period due to a reduction in China revenue of 74% partially offset by increases in Rest of APAC revenue of 38% and United States revenue of 69%.

In the logic market, our annealing solutions continue to gain traction at advanced node customers. Our LSA platform is production tool of record at all three Tier 1 logic customers. Our next-generation Nanosecond Annealing (“NSA”) system is progressing through evaluations at Tier 1 logic customers. Our NSA tool addresses critical low-thermal budget applications such as contact annealing, 3D device integration and materials modification. These evaluations are advancing well, and we are anticipating an additional evaluation shipment to a third Tier 1 logic customer in the coming months.

In the memory market, we continue to expand our presence as current and future roadmap requirements for Dynamic-Random-Access Memory (“DRAM”) drive the need for low-thermal-budget anneals used in high-band-width memory and vertical DRAM devices. We are the production tool of record at a leading high-bandwidth memory customer, and we continue to make progress with another LSA evaluation system at a second Tier 1 DRAM customer, with potential for pilot line orders in the second half of 2026.

We also have two Ion Beam Deposition “IBD300” systems under evaluation at leading DRAM memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline metallization.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition EUV system for mask blanks. Leading logic and memory customers expect EUV and High Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps. Our Ion Beam Deposition technology is a key enabler of the EUV mask blank Multiple Layer Mirror deposition. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to EUV pellicles which are increasingly being used to improve the productivity of EUV steps. Our IBD-EUV system is also used to form the high-transparency membrane used in pellicles.

In Advanced Packaging (“AP”), our wet processing systems are used for several applications, and we continue to see strong demand driven by Heterogenous Integration and 2.5D and 3D Packaging for AI and high-performance computing. In the first quarter, we had an increase in orders for our wet processing systems from leading OSAT customers, supporting high-volume manufacturing of next-generation AI accelerators using 2.5D AP architectures.

Looking ahead, we anticipate growth in the semiconductor market in leading-edge investment driven by AI and high-performance computing.

Compound Semiconductor Market

Compound Semiconductor revenue increased by 31% in the first quarter from the comparable prior year period, comprising 12% of total revenue. In the Compound Semiconductor market, we have a broad portfolio of products which are gaining momentum due to a significant inflection point within the industry with AI data center infrastructure build-out.

The AI build-out is impacting interconnects where there is a shift from copper wiring to pluggables and co-packaged optics as data centers demand higher-speed and lower-power communication. Within this space, Indium Phosphide (“InP”) lasers are a major component as the light-source for pluggables and co-packaged optics for next-generation AI infrastructure. As the industry transitions toward future capacity requirements, we believe this represents growth opportunity of approximately $2.0 billion dollars over the next several years. Our technology plays a critical role within the manufacturing of InP lasers and order demand is greatly accelerating across multiple of our products. These products include Lumina MOCVD Arsenide Phosphide batch platform, Wafer Etch and Wafer Storm for etching and metal lift-off, and importantly our Spector ion beam deposition for the laser diode facet coatings. Our Spector ion beam deposition system, designed for the critical laser facet coating step, is essential to the process. Veeco is the market leader in ion beam deposition and is highly differentiated from traditional approaches such as E-beam evaporation, ion assisted deposition or physical vapor deposition (“PVD”). Compared with other approaches, the Spector Ion Beam Deposition (“IBD”) tool delivers low-loss optical films with tight control of thickness, uniformity, and reflectivity – precision that is required for anti-reflective and high-reflective facet coatings on InP. We received orders over $250 million dollars from multiple customers for our MOCVD, wet processing and ion beam deposition tools to support the manufacturing of InP lasers with deliveries starting in 2026 and significantly accelerating in 2027. A large portion of these orders is from a leading supplier of next-generation 800-gig and 1.6-terabit optical transceivers for hyperscale customers, for our Spector IBD systems. This significant order activity underscores the long-term value of our ion beam deposition technology leadership and our expanding role in this rapidly growing market. We have long-standing partnerships with our customers, spanning more than two decades, and we are well positioned across our multiple differentiated products to meet their growing needs in silicon photonics.

Additionally, there are other photonics applications driving growth for our products in this space, including red MircoLEDs, low earth orbit solar cells and augmented / virtual reality applications.

Lastly, our Propel300mm GaN on Si product continues to be a strong long-term driver tied to AI data center power efficiency, electrification, and high-power density applications. At a leading power IDM customer, we have an evaluation for our Propel300 system in place, and we received a pilot-line order for a multi-chamber system at the end of 2025. As this leading customer ramps and finalizes long-term capacity plans, there is potential for additional system orders in the second half of 2026 for delivery in 2027.

We expect our compound semiconductor market to grow as AI, power efficiency and advanced connectivity continue to reshape the industry.

Data Storage Market

Data Storage market revenue increased by 52% in the first quarter from the comparable prior year period, comprising 6% of total revenue. We address the Data Storage market with sales of our Ion Beam technology and wet process systems driven by demand for cloud and AI data centers. We have seen increase in order activity in the back-half of 2025 and increased customer utilization rates as customers gain traction in new technologies like Heat Assisted-Magnetic-Recording (“HAMR”). Orders received in the third and fourth quarter of 2025 for our ion beam and wet processing equipment from demand for cloud and AI data centers, will drive revenue growth in 2026, principally in the second half. Customer engagement remains strong with our business fully booked in 2026 and extending into 2027.

Scientific & Other Market

Scientific & Other market revenue decreased by 9% in the first quarter from the comparable prior year period, comprising 13% of total revenue. Sales in the Scientific & Other market are largely driven by sales to government-funded laboratories, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support diverse R&D and niche low-volume production applications.

Results of Operations

For the three months ended March 31, 2026 and 2025

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2026 and 2025 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Net sales	$158,341	100%	$167,292	100%	$(8,951)	(5)%
Cost of sales	102,513	65%	98,825	59%	3,688	4%
Gross profit	55,828	35%	68,467	41%	(12,639)	(18)%
Operating expenses, net:
Research and development	29,875	19%	28,514	17%	1,361	5%
Selling, general, and administrative	26,016	16%	25,028	15%	988	4%
Amortization of intangible assets	705	0%	821	0%	(116)	(14)%
Merger costs	2,012	1%	—	0%	2,012	*
Other operating expense (income), net	(122)	(0)%	(44)	(0)%	(78)	*
Total operating expenses, net	58,486	37%	54,319	32%	4,167	8%
Operating income (loss)	(2,658)	(2)%	14,148	8%	(16,806)	*
Interest income, net	1,175	1%	836	0%	339	41%
Income (loss) before income taxes	(1,483)	(1)%	14,984	9%	(16,467)	(110)%
Income tax expense (benefit)	(1,159)	(1)%	3,037	2%	(4,196)	(138)%
Net income (loss)	$(324)	(0)%	$11,947	7%	$(12,271)	(103)%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended March 31,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$109,042	69%	$123,823	74%	$(14,781)	(12)%
Compound Semiconductor	18,808	12%	14,397	9%	4,411	31%
Data Storage	10,213	6%	6,705	4%	3,508	52%
Scientific & Other	20,278	13%	22,367	13%	(2,089)	(9)%
Total	$158,341	100%	$167,292	100%	$(8,951)	(5)%
Sales by geographic region
United States	$32,225	20%	$24,062	15%	$8,163	34%
EMEA	15,784	10%	12,337	7%	3,447	28%
China	19,956	13%	70,892	42%	(50,936)	(72)%
Rest of APAC	90,364	57%	59,976	36%	30,388	51%
Rest of World	12	-	25	-	(13)	(52)%
Total	$158,341	100%	$167,292	100%	$(8,951)	(5)%

Sales decreased for the three months ended March 31, 2026 against the comparable prior year period driven by a decrease in sales in the Semiconductor, and Scientific & Other markets, partially offset by an increase in sales in the

Compound Semiconductor and Data Storage markets. By geography, sales decreased in the China region, partially offset by increased sales in the Rest of APAC, United States, and EMEA regions. Sales in the Rest of APAC region for the three months ended March 31, 2026 included sales in Taiwan and Japan of $65.6 million and $9.2 million, respectively. Sales in the Rest of APAC region for the three months ended March 31, 2025 included sales in Japan and Taiwan of $32.5 million, and $14.0 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended March 31, 2026, gross profit decreased against the comparable prior period primarily due to a decrease in sales volume, as well as a decrease in gross margins. Gross margins decreased principally due to unfavorable product mix and higher logistics costs. Additionally other factors will cause our gross margins to fluctuate each period, including the impact of the evolving tariffs landscape, which may include potential refunds on previously paid tariffs, newly implemented tariffs, or changes to existing tariffs.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended March 31, 2026 against the comparable prior period due to an increase in personnel-related expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended March 31, 2026 against the comparable prior period due to personnel-related expenses.

Merger Costs

During the three months ended March 31, 2026, we incurred an additional $2.0 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger.

Interest Income (Expense)

We recorded net interest income of $1.2 million for the three months ended March 31, 2026, compared to net interest income of $0.8 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax benefit for the three months ended March 31, 2026, was $1.2 million, compared to $3.0 million of tax expense for the comparable prior period. For the three months ended March 31, 2026, the effective tax rate was higher than the U.S. statutory tax rate primarily related to a discrete income tax benefit for share-based compensation windfall. For the three months ended March 31, 2025, the effective tax rate was in line with the U.S. statutory tax rate, which included a $1.5 million tax expense related to share-based compensation shortfalls, partially offset by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$179,535	$163,466
Short-term investments	203,796	226,763
Total	$383,331	$390,229

At March 31, 2026 and December 31, 2025, cash and cash equivalents of $34.0 million and $23.6 million, respectively, were held outside the United States. As of March 31, 2026, we had $27.5 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $13.4 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we accrued $1.4 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the three months ended March 31, 2026 and 2025 is as follows:

Cash Flows from Operating Activities

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income (loss)	$(324)	$11,947
Non-cash items:
Depreciation and amortization	5,037	5,035
Non-cash interest expense	244	257
Deferred income taxes	(1,088)	1,567
Share-based compensation expense	8,511	9,208
Changes in operating assets and liabilities	(4,445)	(8,022)
Net cash provided by (used in) operating activities	$7,935	$19,992

Net cash provided by operating activities was $7.9 million for the three months ended March 31, 2026 and was due to net loss of $0.3 million and adjustments for non-cash items of $12.7 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $4.4 million. The changes in operating assets and liabilities were largely attributable to an increase in accounts receivables, and inventories, partially offset by an increase in contract liabilities, accrued expenses, and accounts payable.

Cash Flows from Investing Activities

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Capital expenditures	$(5,103)	$(6,755)
Changes in investments, net	22,794	21,278
Net cash provided by (used in) investing activities	$17,691	$14,523

The cash provided by investing activities during the three months ended March 31, 2026 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures. The cash provided by investing activities during the three months ended March 31, 2025 was primarily attributable to net cash used for investment activity, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(9,558)	$(5,276)
Net cash provided by (used in) financing activities	$(9,558)	$(5,276)

The cash used in financing activities for the three months ended March 31, 2026 was related to cash used to settle taxes related to employee equity programs, offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the three months ended March 31, 2025 was related to cash used to settle taxes related to employee equity programs, partially offset by cash received under the Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $203.8 million at March 31, 2026. These securities are subject to interest rate risk and, based on our investment portfolio at March 31, 2026, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.5 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 80% and 86% of our total net sales for the three months ended March 31, 2026 and 2025, respectively. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 2% and 6% of total net sales for the three months ended March 31, 2026 and 2025, respectively.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of March 31, 2026. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Safe Harbor Statement at the beginning of this quarterly report on Form 10-Q, in Part I — Item 1A of our 2025 Form 10-K. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been filed with the Securities and Exchange Commission by Veeco under File No. 0-16244.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Form of Notice of Restricted Stock Unit Award and related terms and conditions pursuant to the Veeco 2019 Stock Incentive Plan, effective March 2026.				*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.				*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.				*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				**
101.XSD	XBRL Schema.				**
101.PRE	XBRL Presentation.				**
101.CAL	XBRL Calculation.				**
101.DEF	XBRL Definition.				**
101.LAB	XBRL Label.				**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				**

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2026.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer