Form 10-Q
period 2026-06-30
VEECO INSTRUMENTS INC
filed 2026-08-05
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 61,129,640 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$214,458	$163,466
Short-term investments	214,940	226,763
Accounts receivable, net	148,369	110,685
Contract assets	23,430	34,838
Inventories	292,495	275,298
Prepaid expenses and other current assets	36,582	34,286
Total current assets	930,274	845,336
Property, plant, and equipment, net	110,265	108,646
Operating lease right-of-use assets	23,634	24,606
Intangible assets, net	4,384	5,696
Goodwill	214,964	214,964
Deferred income taxes	124,045	122,935
Other assets	6,899	3,612
Total assets	$1,414,465	$1,325,795

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,480	$55,344
Accrued expenses and other current liabilities	54,087	45,503
Contract liabilities	123,682	74,161
Income taxes payable	1,720	3,048
Total current liabilities	236,969	178,056
Deferred income taxes	492	532
Long-term debt	226,543	226,009
Long-term operating lease liabilities	30,470	31,837
Other liabilities	17,209	3,852
Total liabilities	511,683	440,286
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 61,129,116 shares issued and outstanding at June 30, 2026 and 60,388,539 shares issued and outstanding at December 31, 2025	611	604
Additional paid-in capital	1,312,491	1,306,176
Accumulated deficit	(411,532)	(423,065)
Accumulated other comprehensive income	1,212	1,794
Total stockholders' equity	902,782	885,509
Total liabilities and stockholders' equity	$1,414,465	$1,325,795

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$193,481	$166,104	$351,822	$333,396
Cost of sales	118,649	97,377	221,162	196,202
Gross profit	74,832	68,727	130,660	137,194
Operating expenses, net:
Research and development	33,343	31,560	63,218	60,074
Selling, general, and administrative	27,629	23,927	53,645	48,955
Amortization of intangible assets	607	821	1,312	1,642
Merger costs	1,464	—	3,476	—
Other operating expense (income), net	(64)	49	(186)	5
Total operating expenses, net	62,979	56,357	121,465	110,676
Operating income	11,853	12,370	9,195	26,518
Interest income	3,333	3,195	6,609	6,537
Interest expense	(2,162)	(2,290)	(4,263)	(4,796)
Other income (expense), net	—	(653)	—	(653)
Income before income taxes	13,024	12,622	11,541	27,606
Income tax expense (benefit)	1,167	889	8	3,926
Net income	$11,857	$11,733	$11,533	$23,680

Income per common share:
Basic	$0.19	$0.20	$0.19	$0.41
Diluted	$0.18	$0.20	$0.18	$0.40

Weighted average number of shares:
Basic	61,064	59,076	60,777	58,434
Diluted	66,782	60,237	64,936	60,072

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$11,857	$11,733	$11,533	$23,680
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(86)	(9)	(558)	91
Change in currency translation adjustments	(24)	39	(24)	47
Total other comprehensive income (loss), net of tax	(110)	30	(582)	138

Total comprehensive income (loss)	$11,747	$11,763	$10,951	$23,818

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$11,533	$23,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,941	10,136
Non-cash interest expense	534	550
Deferred income taxes	(981)	667
Share-based compensation expense	17,726	18,859
Provision for bad debts	14	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(26,290)	(9,068)
Inventories	(25,346)	(12,249)
Prepaid expenses and other current assets	1,123	660
Accounts payable and accrued expenses	11,520	1,517
Contract liabilities	61,295	(7,311)
Income taxes receivable and payable, net	(2,322)	2,648
Other, net	622	(1,055)
Net cash provided by (used in) operating activities	59,369	29,034

Cash Flows from Investing Activities
Capital expenditures	(8,813)	(10,350)
Proceeds from the sale of investments	74,035	104,474
Payments for purchases of investments	(62,163)	(70,066)
Net cash provided by (used in) investing activities	3,059	24,058

Cash Flows from Financing Activities
Restricted stock tax withholdings	(12,883)	(6,747)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,478	2,879
Repayment of convertible debt	—	(5,229)
Debt issuance costs	—	(885)
Net cash provided by (used in) financing activities	(11,405)	(9,982)
Effect of exchange rate changes on cash and cash equivalents	(31)	60
Net increase (decrease) in cash and cash equivalents	50,992	43,170
Cash and cash equivalents - beginning of period	163,466	145,819
Cash and cash equivalents - end of period	$214,458	$188,989

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,593	$4,622
Income taxes paid (refunded)	885	(406)
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	1,163	833
Net transfer of inventory to property, plant and equipment	4,679	—
Net transfer of inventory to other noncurrent assets	3,470	—
Right-of-use assets obtained in exchange for lease obligations	302	890

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

The computations of basic and diluted income per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income	$11,857	$11,733	$11,533	$23,680
Interest expense associated with convertible notes	—	125	—	378
Net income available to common shareholders	$11,857	$11,858	$11,533	$24,058

Denominator:
Basic weighted average shares outstanding	61,064	59,076	60,777	58,434
Effect of potentially dilutive share-based awards	1,972	257	1,505	297
Dilutive effect of convertible notes	3,746	904	2,654	1,341
Diluted weighted average shares outstanding	66,782	60,237	64,936	60,072

Net income per common share:
Basic	$0.19	$0.20	$0.19	$0.41
Diluted	$0.18	$0.20	$0.18	$0.40

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	0	1,803	17	1,099
Maximum potential shares to be issued for settlement of convertible senior notes excluded from the diluted calculation as their effect would be antidilutive	N/A	N/A	N/A	92

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at

June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2026
Cash equivalents
Certificate of deposits and time deposits	$85,209	$—	$—	$85,209
Money market cash	37,624	—	—	37,624
Total	$122,833	$—	$—	$122,833
Short-term investments
U.S. treasuries	$59,814	$—	$—	$59,814
Government agency securities	—	58,946	—	58,946
Corporate debt	—	80,362	—	80,362
Commercial paper	—	15,818	—	15,818
Total	$59,814	$155,126	$—	$214,940

December 31, 2025
Cash equivalents
Certificate of deposits and time deposits	$63,893	$—	$—	$63,893
Money market cash	15,327	—	—	15,327
Total	$79,220	$—	$—	$79,220
Short-term investments
U.S. treasuries	$77,110	$—	$—	$77,110
Government agency securities	—	53,488	—	53,488
Corporate debt	—	96,165	—	96,165
Total	$77,110	$149,653	$—	$226,763

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2026.

At June 30, 2026 and December 31, 2025, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
June 30, 2026
U.S. treasuries	$60,064	$1	$(251)	$59,814
Government agency securities	59,155	7	(216)	58,946
Corporate debt	80,583	6	(227)	80,362
Commercial paper	15,818	—	—	15,818
Total	$215,620	$14	$(694)	$214,940

December 31, 2025
U.S. treasuries	$77,106	$52	$(48)	$77,110
Government agency securities	53,473	50	(35)	53,488
Corporate debt	96,144	86	(65)	96,165
Total	$226,723	$188	$(148)	$226,763

Available-for-sale securities in a loss position at June 30, 2026 and December 31, 2025 consist of:

	Continuous Loss Position
	for Less than 12 Months
		Gross
	Estimated	Unrealized
	Fair Value	Losses

	(in thousands)
June 30, 2026
U.S. treasuries	$53,815	$(251)
Government agency securities	52,782	(216)
Corporate debt	65,089	(227)
Total	$171,686	$(694)

December 31, 2025
U.S. treasuries	$37,609	$(48)
Government agency securities	24,028	(35)
Corporate debt	45,675	(65)
Total	$107,312	$(148)

The contractual maturities of securities classified as available-for-sale at June 30, 2026 were as follows:

	June 30, 2026
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$129,788	$129,623
Due after one year through two years	85,832	85,317
Total	$215,620	$214,940

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the six months ended June 30, 2026 and 2025.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.9 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Materials	$168,573	$156,385
Work-in-process	92,067	80,947
Finished goods	5,203	7,017
Evaluation inventory	26,652	30,949
Total	$292,495	$275,298

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $15.1 million and $9.8 million for June 30, 2026 and December 31, 2025, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Land	$5,061	$5,061
Building and improvements	61,963	61,749
Machinery and equipment (1)	208,246	198,898
Leasehold improvements	55,735	55,210
Gross property, plant, and equipment	331,005	320,918
Less: accumulated depreciation and amortization	220,740	212,272
Property, plant, and equipment, net	$110,265	$108,646
(1)	Machinery and equipment also includes software, furniture, and fixtures

For the three and six months ended June 30, 2026, depreciation expense was $4.3 million and $8.6 million, respectively and $4.3 million and $8.5 million, respectively, for the comparable 2025 period.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the six months ended June 30, 2026.

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

The components of purchased intangible assets were as follows:

	June 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$355,928	$—	$355,928	$355,437	$491
Customer relationships	146,925	142,541	4,384	146,925	141,720	5,205
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$533,125	$4,384	$537,509	$531,813	$5,696

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at June 30, 2026 and December 31, 2025 consist of:

	June 30,	December 31,
	2026	2025

	(in thousands)
Payroll and related benefits	$25,704	$21,772
Warranty	10,025	10,348
Operating lease liabilities	4,174	4,164
Interest	685	680
Professional fees	1,282	1,315
Sales, use, and other taxes	1,823	958
Merger costs	878	727
Contingent consideration	275	275
Other	9,241	5,264
Total	$54,087	$45,503

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the six months ended June 30, 2026 include:

June 30,
2026
(in thousands)
Balance - beginning of the year	$10,348
Warranties issued	3,587
Consumption of reserves	(3,369)
Changes in estimate	(541)
Balance - June 30, 2026	$10,025

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2025 was approximately $74.2 million, of which the Company recognized approximately $33.6 million in revenue during the six months ended June 30, 2026.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of June 30, 2026. Additionally, at June 30, 2026, the Company had approximately $11.8 million of long-term contract liabilities included within “Other Liabilities” on the Consolidated Balance Sheets related to customer orders scheduled to ship beyond the next 12 months.

As of June 30, 2026, the Company has approximately $376.5 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 37% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The Company may redeem for cash, at its option, all or any portion of the outstanding 2029 Notes at any time on or after June 8, 2026, at a redemption price equal to 100% of the principal amount of such 2029 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their 2029 Notes based on the conversion rates and criteria outlined below. Based on the criteria outlined here, the 2029 Notes were callable by the Company as of June 30, 2026.

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

For the calendar quarter ended June 30, 2026, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2029 Notes, and as such the 2029 Notes are convertible by the holders until September 30, 2026.

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

The carrying value of the 2029 Notes is as follows:

	June 30, 2026			December 31, 2025
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2029 Notes	$230,000	$(3,457)	$226,543	$230,000	$(3,991)	$226,009
Net carrying value	$230,000	$(3,457)	$226,543	$230,000	$(3,991)	$226,009

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$—	$—	$—	$39
Coupon interest expense - 2027 Notes	—	113	—	347
Coupon interest expense - 2029 Notes	1,653	1,653	3,306	3,306
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	—	—	—	4
Amortization of debt discount/transaction costs- 2027 Notes	—	12	—	30
Amortization of debt discount/transaction costs- 2029 Notes	290	281	534	516
Total Interest Expense	$1,943	$2,059	$3,840	$4,242

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at June 30, 2026 of $611.2 million.

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

No amounts were outstanding under the Credit Facility as of June 30, 2026 or December 31, 2025.

Other Liabilities

Other Liabilities at June 30, 2026 and December 31, 2025 was approximately $17.2 million and $3.9 million, respectively, which included customer deposits, merger costs, medical and dental benefits for former executives, asset retirement obligations, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2026 was 10 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.6%.

The following table provides the maturities of lease liabilities at June 30, 2026:

Operating
Leases
(in thousands)
Payments due by period:
2026	$2,083
2027	5,083
2028	4,560
2029	4,340
2030	4,083
Thereafter	26,539
Total future minimum lease payments	46,688
Less: Imputed interest	(12,044)
Total	$34,644

Reported as of June 30, 2026
Accrued expenses and other current liabilities	$4,174
Long-term operating lease liabilities	30,470
Total	$34,644

Operating lease costs for the three and six months ended June 30, 2026 were $1.2 million and $2.5 million, respectively, and $1.3 million and $2.5 million, respectively for the comparable 2025 period. Variable lease costs for the three and six months ended June 30, 2026 were $0.2 million and $0.4 million, respectively and $0.3 million and $0.6 million, respectively for the comparable 2025 period. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the six months ended June 30, 2026 and 2025 were $4.0 million and $3.7 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three and six months ended June 30, 2026, and $30.0 million was available under the agreement for additional sales of receivables as of June 30, 2026. The Company sold no receivables for the three and six months ended June 30, 2025.

Purchase Commitments

Veeco has purchase commitments of $331.0 million at June 30, 2026 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At June 30, 2026, outstanding bank guarantees and standby letters of credit totaled $5.7 million, and unused bank guarantees and letters of credit of $36.3 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Tariffs

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. The Company is continuing to evaluate the impact of these developments on its business and financial statements, and has initiated various processes and procedures to file claims for refunds for these previously paid duties. However, as the tariff landscape continues to shift and evolve, there remains uncertainty as to additional amounts that will ultimately be refunded, the Company’s ability to collect such refunds, and the timing of such refunds. The Company has elected to recognize the tariff refunds when all contingencies have been resolved and the gain is realized or realizable. For the three and six months ended June 30, 2026 the Company has received approximately $0.4 million of refunds, which has been included within “Cost of Sales” in the Consolidated Statements of Operations. Subsequent to June 30, 2026, the Company has collected an additional $2.8 million of tariff refunds. While the Company continues to implement measures to mitigate tariff-related cost pressures, these actions may not fully offset increased costs in future periods.

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2025	60,389	$604	$1,306,176	$(423,065)	$1,794	$885,509
Net income (loss)	—	—	—	(324)	—	(324)
Other comprehensive income (loss), net of tax	—	—	—	—	(472)	(472)
Share-based compensation expense	—	—	8,511	—	—	8,511
Net issuance under employee stock plans	643	6	(9,568)	—	—	(9,562)
Balance at March 31, 2026	61,032	$610	$1,305,119	$(423,389)	$1,322	$883,662
Net income	—	—	—	11,857	—	11,857
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	(110)
Share-based compensation expense	—	—	9,215	—	—	9,215
Net issuance under employee stock plans	97	1	(1,843)	—	—	(1,842)
Balance at June 30, 2026	61,129	$611	$1,312,491	$(411,532)	$1,212	$902,782

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858
Net income	—	—	—	11,733	—	11,733
Other comprehensive income (loss), net of tax	—	—	—	—	30	30
Share-based compensation expense	—	—	9,651	—	—	9,651
Settlement of the 2027 Notes	1,643	16	20,215			20,231
Net issuance under employee stock plans	226	3	2,690	—	—	2,693
Balance at June 30, 2025	60,161	$602	$1,288,709	$(434,775)	$1,660	$856,196

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2025	$1,855	$(61)	$1,794
Other comprehensive income (loss)	(24)	(558)	(582)
Balance - June 30, 2026	$1,831	$(619)	$1,212

There were immaterial reclassifications from AOCI into net income for the three and six months ended June 30, 2026 and 2025.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of sales	$1,600	$1,991	$3,111	$3,334
Research and development	2,776	3,014	5,282	6,062
Selling, general, and administrative	4,839	4,646	9,333	9,463
Total	$9,215	$9,651	$17,726	$18,859

For the six months ended June 30, 2026, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2025	2,551	$28.89
Granted	1,170	31.82
Performance award adjustments	117	32.25
Vested	(1,115)	28.33
Forfeited	(53)	24.97
Balance - June 30, 2026	2,670	$30.63

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

Income before income taxes and income tax expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Income before income taxes	$13,024	$12,622	$11,541	$27,606
Income tax expense	$1,167	$889	$8	$3,926
Effective tax rate	8.96%	7.04%	0.07%	14.22%

The Company’s income tax expense for the three ended June 30, 2026 was $1.2 million and was immaterial for the six months ended June 30, 2026, compared to $0.9 million and $3.9 million, respectively, for the comparable prior period.

For the three and six months ended June 30, 2026, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax benefit resulting from share-based compensation windfall. For the three and six months ended June 30, 2025, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Intangible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax expense resulting from the share-based compensation shortfall.

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

Sales by end-market and geographic region for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Sales by end-market
Semiconductor	$130,678	$123,874	$239,720	$247,697
Compound Semiconductor	20,527	14,197	39,335	28,594
Data Storage	22,201	12,354	32,414	19,059
Scientific & Other	20,075	15,679	40,353	38,046
Total	$193,481	$166,104	$351,822	$333,396
Sales by geographic region
United States	$59,068	$21,852	$91,293	$45,914
EMEA(1)	16,003	18,533	31,787	30,870
China	48,085	27,490	68,041	98,382
Rest of APAC	69,798	98,186	160,162	158,162
Rest of World	527	43	539	68
Total	$193,481	$166,104	$351,822	$333,396
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

The following section generally discusses 2026 and 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of 2025 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended June 30, 2025, filed on August 6, 2025.

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

Business Update

Overview

The Semiconductor industry experienced robust growth in 2025 and, looking ahead, industry analysts are forecasting long-term growth of the industry, driven by secular growth trends such as artificial intelligence (“AI”), high-performance computing, advanced connectivity, and the electrification of the automotive industry. Additionally, government investments in the Semiconductor industry are projected to accelerate global spending in next-generation technologies.

Growth in the Semiconductor industry driven by AI investments, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in Wafer Fab Equipment (“WFE”) spending. In an effort to improve chip performance, optimize power consumption, and reduce costs, today’s most advanced Semiconductor manufacturers are shrinking device geometries, investing in more complex transistor designs such as Gate-All-Around and exploring 3D architectures. As a result, growth of the WFE market is forecasted to keep pace with long-term growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Veeco’s technologies are at the forefront of enabling new technical innovations in the manufacturing of high-performance AI chips, advanced connectivity and High-Bandwidth Memory (“HBM”). We continue to invest in new technologies to expand our Serviceable Available Market (“SAM”) to a broad range of new applications.

Semiconductor Market

Semiconductor revenue comprised 68% of second quarter total revenue primarily driven by system shipments of our Laser Spike Annealing (“LSA”) technology, and our Advanced Packaging technology, particularly for our wet processing products. Semiconductor revenue increased 5% from the comparable prior period due to increase in sales to our leading-edge foundry/logic and memory customers.

In logic and foundry, we have long-standing and trusted customer relations and our annealing solutions continue to gain traction at advanced node customers. Our LSA platform is production tool of record at all three Tier 1 logic customers, driving repeat business. Additionally, our next-generation Nanosecond Annealing (“NSA”) system tool addresses critical low-thermal budget applications such as contact annealing, 3D device integration and materials modification. In the second quarter, for our NSA system we announced that a Tier 1 customer successfully completed their evaluation and placed a follow-on order for a second system to ship in the second half of 2026. We also announced in the second quarter, that the third Tier 1 logic customer received an NSA evaluation tool. We have now successfully engaged all three Tier 1 logic and foundry customers with our NSA technology, and we continue working closely with them to support high-volume manufacturing.

In the memory market, we continue to expand our presence as there is significant long-term opportunity as AI-driven computing architecture accelerates demand for Dynamic Random Access Memory (“DRAM”) and NAND technologies. These technology transitions are creating new thermal processing and material requirements that align well with our differentiated annealing capabilities. The memory industry is at the early stages of adopting laser-based technologies for annealing applications. We continue to make solid progress with leading memory customers, including serving as the production tool of record at a Tier 1 HBM customer, that is accelerating their investments in 2026. We are also advancing an LSA evaluation system at a second Tier 1 DRAM customer, with potential for follow-on orders in 2027 and 2028. Customer engagement continues to expand with a third DRAM customer, with potential to enter an evaluation agreement over the coming quarters. Furthermore, we are encouraged by several NAND customers who are exploring applications for our LSA and NSA platforms, which are continuing to advance well.

We also have two Ion Beam Deposition 300 (“IBD300”) systems under evaluation at leading DRAM memory customers. Our IBD300 system provides Veeco with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline metallization.

The ongoing adoption of EUV Lithography for advanced node semiconductor manufacturing continues to drive demand for our Ion Beam Deposition (“IBD”) EUV system for mask blanks. Leading logic and memory manufacturers expect EUV and High Numerical Aperture (“High-NA”) lithography to be integral to their future roadmaps. Our IBD technology is a key enabler of the EUV mask blank Multiple Layer Mirror deposition. Our product roadmap is well positioned as the industry adopts next-generation High-NA EUV lithography, and we are expanding our EUV related business to EUV pellicles, which are increasingly being used to protect defect-free masks and improve productivity as EUV utilization scales. We continue to win production business at a Tier 1 foundry and engage new customers for EUV pellicles.

In Advanced Packaging (“AP”), which includes our wet processing and lithography systems, we continue to experience increased demand as AI-related investments accelerate adoption of heterogenous integration of advanced 2.5D and 3D architectures. In the second quarter, we had an increase in orders for our wet processing and lithography systems from leading OSAT customers. We are also working with a Tier 1 foundry on a panel wet processing tool opportunity, and we are encouraged by our engagement. AP continues to provide meaningful momentum to Veeco, as we progress through the year, bringing increased visibility through 2027. The sustained interest from leading customers in our ability to enable their extreme ramp and AP roadmap supports our confidence in the outlook for the business.

Looking ahead, we anticipate growth in the semiconductor market in leading-edge investment driven by AI investments.

Compound Semiconductor Market

Compound Semiconductor revenue increased by 45% in the second quarter from the comparable prior year period, comprising 11% of total revenue. In the Compound Semiconductor market, we have a broad portfolio of products which are gaining momentum due to a significant inflection point within the industry due to the AI data center infrastructure build-out.

We continue to benefit from the growing demand tied to AI, particularly through our exposure to Silicon Photonics and the Indium Phosphide (“InP”) lasers used for optical connectivity applications. Industry investment remains focused on hyperscalers' need for higher bandwidth and optical connectivity across increasingly large AI data clusters. As bandwidth requirements continue to accelerate, the industry is increasingly focused on overcoming the "copper wall," where traditional electrical interconnects become less efficient at supporting higher-speed data transmission. At the same time, hyperscalers continue to advance optical networking architectures, including evolution of EML pluggables, Silicon Photonics pluggables, as well as the longer-term solutions of near-package and co-packaged optics. Collectively, these trends are driving broader adoption of optical connectivity throughout the AI infrastructure ecosystem. These architectures increasingly rely on InP laser technologies, which are critical to next-generation AI networking and optical interconnect solutions.

Overall, our SAM expansion is driven by two key market inflections. First, the exponential growth of optical connectivity bandwidth requirement due to agentic AI, leading to a corresponding growth in high-power InP Continuous Wave laser demand and thus InP epitaxy. Second, the exponential growth in power demand is simultaneously driving the number of laser diodes, but more importantly power required per laser diode, leading to higher reliability requirements from laser facet coating solutions.

Our portfolio spans multiple steps of the laser manufacturing process, including Lumina MOCVD Arsenide Phosphide batch platform for the epitaxy steps, Wafer Etch and Wafer Storm for etching and metal lift-off, and our Spector IBD for the laser diode facet coatings.

First, the MOCVD epitaxy steps play a crucial role and we are continuing to penetrate the market with our Lumina MOCVD InP Platform as leading photonics customers expand capacity. In the second quarter, a global leader in optical and photonic technologies selected our Lumina+ MOCVD system to fabricate InP lasers for innovative communication solutions in the datacom industry. Second, we are a market leader with our WaferEtch and WaferStorm wet processing technologies for advanced etching and surface preparation. Third, we remain a market leader with our Spector IBD tool for the critical laser facet coating step. From ongoing customer engagements, we believe our IBD technology remains differentiated from traditional approaches, as the industry transitions to higher powered lasers which demand stricter film specifications.

Additionally, in the Compound Semiconductor market there are Other Photonics applications driving growth for our products, including red MircoLEDs, low earth orbit solar cells and augmented/virtual reality applications.

Lastly, our Propel300mm GaN on Si product continues to be a strong long-term driver tied to AI data center power efficiency, electrification, and high-power density applications. At a leading power IDM customer, we have an evaluation for our Propel300 system in place, and we received a pilot-line order for a multi-chamber system at the end of 2025. We believe we are well positioned to participate in future capacity expansions.

We expect our compound semiconductor market to grow as AI, power efficiency and advanced connectivity continue to reshape the industry.

Data Storage Market

Data Storage market revenue increased by 80% in the second quarter from the comparable prior year period, comprising 11% of total revenue. We address the Data Storage market with sales of our Ion Beam technology and wet process systems driven by demand for cloud and AI data centers. We expect full year 2026 to more than double and continue to be booked well into 2027. We are engaged with our customers on their roadmaps, including for Heat Assisted-Magnetic-Recording (“HAMR”) technology, giving us strong momentum in this market.

Scientific & Other Market

Scientific & Other market revenue increased by 28% in the second quarter from the comparable prior year period, comprising 10% of total revenue. Sales in the Scientific & Other market are largely driven by sales to government-funded laboratories, universities, and research institutions. We address the Scientific & Other market with several technologies, including MBE, ALD, MOCVD, Wet Processing, and IBD/IBE, which support diverse R&D and niche low-volume production applications.

Results of Operations

For the three months ended June 30, 2026 and 2025

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2026 and 2025 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Net sales	$193,481	100%	$166,104	100%	$27,377	16%
Cost of sales	118,649	61%	97,377	59%	21,272	22%
Gross profit	74,832	39%	68,727	41%	6,105	9%
Operating expenses, net:
Research and development	33,343	17%	31,560	19%	1,783	6%
Selling, general, and administrative	27,629	14%	23,927	14%	3,702	15%
Amortization of intangible assets	607	0%	821	0%	(214)	(26)%
Merger costs	1,464	1%	—	0%	1,464	*
Other operating expense (income), net	(64)	(0)%	49	0%	(113)	*
Total operating expenses, net	62,979	33%	56,357	34%	6,622	12%
Operating income	11,853	6%	12,370	7%	(517)	(4)%
Interest income, net	1,171	1%	905	1%	266	29%
Other income (expense), net	—	0%	(653)	(0)%	653	(100)%
Income before income taxes	13,024	7%	12,622	8%	402	3%
Income tax expense (benefit)	1,167	1%	889	1%	278	31%
Net income	$11,857	6%	$11,733	7%	$124	1%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended June 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$130,678	68%	$123,874	75%	$6,804	5%
Compound Semiconductor	20,527	11%	14,197	9%	6,330	45%
Data Storage	22,201	11%	12,354	7%	9,847	80%
Scientific & Other	20,075	10%	15,679	9%	4,396	28%
Total	$193,481	100%	$166,104	100%	$27,377	16%
Sales by geographic region
United States	$59,068	31%	$21,852	13%	$37,216	170%
EMEA	16,003	8%	18,533	11%	(2,530)	(14)%
China	48,085	25%	27,490	17%	20,595	75%
Rest of APAC	69,798	36%	98,186	59%	(28,388)	(29)%
Rest of World	527	-	43	-	484	*
Total	$193,481	100%	$166,104	100%	$27,377	16%

* Not meaningful

Sales increased for the three months ended June 30, 2026 against the comparable prior year period across all markets. By geography, sales increased in the United States, and China regions, partially offset by decreased sales in the Rest of APAC, and EMEA regions. Sales in the Rest of APAC region for the three months ended June 30, 2026 included sales in Taiwan, Singapore, and Japan of $43.4 million, $10.5 million, and $9.8 million, respectively. Sales in the Rest of APAC region for the three months ended June 30, 2025 included sales in Taiwan, Singapore, and Japan of $45.5 million, $23.4 million, and $14.8 million respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended June 30, 2026, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by a decrease in gross margins. Gross margins decreased principally due to unfavorable product mix and higher spending, including logistics costs. Additionally other factors will cause our gross margins to fluctuate each period, including the impact of the evolving tariffs landscape, which includes refunds on previously paid tariffs, newly implemented tariffs, or changes to existing tariffs.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended June 30, 2026 against the comparable prior period due to an increase in personnel-related expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended June 30, 2026 against the comparable prior period due to variable incentive related compensation and commission expenses based on increased order volume.

Merger Costs

During the three months ended June 30, 2026, we incurred an additional $1.5 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger.

Interest Income (Expense)

We recorded net interest income of $1.2 million for the three months ended June 30, 2026, compared to net interest income of $0.9 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax expense for the three months ended June 30, 2026, was $1.2 million, compared to $0.9 million of tax expense for the comparable prior period. For the three months ended June 30, 2026, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax benefit resulting from share-based compensation windfall. For the three months ended June 30, 2025, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

For the six months ended June 30, 2026 and 2025

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2026 and 2025 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Net sales	$351,822	100%	$333,396	100%	$18,426	6%
Cost of sales	221,162	63%	196,202	59%	24,960	13%
Gross profit	130,660	37%	137,194	41%	(6,534)	(5)%
Operating expenses, net:
Research and development	63,218	18%	60,074	18%	3,144	5%
Selling, general, and administrative	53,645	15%	48,955	15%	4,690	10%
Amortization of intangible assets	1,312	0%	1,642	0%	(330)	(20)%
Merger costs	3,476	1%	—	0%	3,476	*
Other operating expense (income), net	(186)	(0)%	5	0%	(191)	*
Total operating expenses, net	121,465	35%	110,676	33%	10,789	10%
Operating income	9,195	3%	26,518	8%	(17,323)	(65)%
Interest income (expense), net	2,346	1%	1,741	1%	605	35%
Other income (expense), net	—	0%	(653)	(0)%	653	*
Income before income taxes	11,541	3%	26,953	8%	(15,412)	(57)%
Income tax expense (benefit)	8	0%	3,926	1%	(3,918)	(100)%
Net income	$11,533	3%	$23,027	7%	$(11,494)	(50)%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Six Months Ended June 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$239,720	68%	$247,697	74%	$(7,977)	(3)%
Compound Semiconductor	39,335	11%	28,594	9%	10,741	38%
Data Storage	32,414	10%	19,059	6%	13,355	70%
Scientific & Other	40,353	11%	38,046	11%	2,307	6%
Total	$351,822	100%	$333,396	100%	$18,426	6%
Sales by geographic region
United States	$91,293	26%	$45,914	14%	$45,379	99%
EMEA	31,787	9%	30,870	9%	917	3%
China	68,041	19%	98,382	30%	(30,341)	(31)%
Rest of APAC	160,162	46%	158,162	47%	2,000	1%
Rest of World	539	-	68	-	471	*
Total	$351,822	100%	$333,396	100%	$18,426	6%

* Not meaningful

Sales increased for the six months ended June 30, 2026 against the comparable prior year period driven by an increase in sales in the Data Storage, Compound Semiconductor, and Scientific & Other markets, partially offset by a decrease in sales in the Semiconductor market. By geography, sales increased in the United States, Rest of APAC, and EMEA, regions, partially offset by decreased sales in the China region. Sales in the Rest of APAC region for the six months ended June 30, 2026 included sales in Taiwan, Japan, and Singapore of $109.0 million, $19.1 million, and $14.0 million, respectively. Sales in the Rest of APAC region for the six months ended June 30, 2025 included sales in Taiwan, Singapore, and Japan of $78.0 million, $29.4 million, and $28.7 million, respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the six months ended June 30, 2026, gross profit decreased against the comparable prior period due to a decrease in gross margins, partially offset by an increase in sales volume. Gross margins decreased principally due to unfavorable product mix and higher spending, including logistics costs. Additionally other factors will cause our gross margins to fluctuate each period, including the impact of the evolving tariffs landscape, which includes refunds on previously paid tariffs, newly implemented tariffs, or changes to existing tariffs.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the six months ended June 30, 2026 against the comparable prior period due to an increase in personnel-related expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the six months ended June 30, 2026 against the comparable prior period due variable incentive related compensation and commission expenses based on increased order volume.

Merger Costs

During the six months ended June 30, 2026, we incurred an additional $3.5 million in legal, accounting, consulting fees and employee-related costs in connection with the proposed Merger.

Interest Income (Expense)

We recorded net interest income of $2.3 million for the six months ended June 30, 2026, compared to net interest income of $1.7 million for the comparable prior year period. The increase in net interest income was primarily due to reduced interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax expense for the six months ended June 30, 2026 was immaterial, compared to $3.9 million of tax expense for the comparable prior period. For the six months ended June 30, 2026, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax benefit resulting from share-based compensation windfall. For the six months ended June 30, 2025, the effective tax rate was favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by a discrete income tax expense resulting from the share-based compensation shortfall.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$214,458	$163,466
Short-term investments	214,940	226,763
Total	$429,398	$390,229

At June 30, 2026 and December 31, 2025, cash and cash equivalents of $46.6 million and $23.6 million, respectively, were held outside the United States. As of June 30, 2026, we had $29.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $14.2 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we have accrued $1.4 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the six months ended June 30, 2026 and 2025 is as follows:

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net income	$11,533	$23,680
Non-cash items:
Depreciation and amortization	9,941	10,136
Non-cash interest expense	534	550
Deferred income taxes	(981)	667
Share-based compensation expense	17,726	18,859
Provision for bad debts	14	—
Changes in operating assets and liabilities	20,602	(24,858)
Net cash provided by (used in) operating activities	$59,369	$29,034

Net cash provided by operating activities was $59.4 million for the six months ended June 30, 2026 and was due to net income of $11.5 million, adjustments for non-cash items of $27.2 million, and an increase in cash flow from changes in operating assets and liabilities of $20.6 million. The changes in operating assets and liabilities were largely attributable to an increase in contract liabilities, accrued expenses, and accounts payable, partially offset by an increase in accounts receivables, and inventories. Net cash provided by operating activities was $29.0 million for the six months ended June 30, 2025 and was due to net income of $23.7 million and adjustments for non-cash items of $30.2 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $24.9 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, and inventories, partially offset by a decrease in prepaid expenses and accrued expenses.

Cash Flows from Investing Activities

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Capital expenditures	$(8,813)	$(10,350)
Changes in investments, net	11,872	34,408
Net cash provided by (used in) investing activities	$3,059	$24,058

The cash provided by investing activities during the six months ended June 30, 2026 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures. The cash provided by investing activities during the six months ended June 30, 2025 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(11,405)	$(3,868)
Debt issuance costs	—	(885)
Repayment of convertible debt	—	(5,229)
Net cash provided by (used in) financing activities	$(11,405)	$(9,982)

The cash used in financing activities for the six months ended June 30, 2026 was related to cash used to settle taxes related to employee equity programs, offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the six months ended June 30, 2025 was related to cash used to settle taxes related to employee equity programs, settlement of the 2027 Notes, and debt issuance costs associated with the execution of the Fourth Amendment of the Loan and Security Agreement, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $230.0 million outstanding principal balance of convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The 2029 Notes are currently convertible by noteholders until September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $214.9 million at June 30, 2026. These securities are subject to interest rate risk and, based on our investment portfolio at June 30, 2026, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $1.7 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 69% and 74% of our total net sales for the three and six months ended June 30, 2026, respectively, 87% and 86% for the comparable 2025 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 2% of total net sales for both the three and six months ended June 30, 2026, and 5% and 6% for the comparable 2025 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of June 30, 2026. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, the following directors and Section 16 officers, as applicable, adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K):

● On May 11, 2026, John Kiernan, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Kiernan’s plan covers the sale of 35,000 shares of our common stock, between August 10, 2026 and August 6, 2027. Transactions under the plan are based upon pre-established dates and stock price thresholds.

● On May 14, 2026, William J. Miller, Ph.D., our Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Miller’s plan covers the sale of 200,000 shares of our common stock, between August 17, 2026 and December 31, 2026. Transactions under the plan are based upon pre-established dates and stock price thresholds.

● On June 1, 2026, Adrian Devasahayam, Ph.D., our Senior Vice President, Product Line Management, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Devasahayam’s plan covers the sale of 20,000 shares of our common stock, between September 1, 2026 and June 2, 2027. Transactions under the plan are based upon pre-established dates and stock price thresholds.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Securities Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2026.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer