Form 10-Q
period 2026-09-30
VEECO INSTRUMENTS INC
filed 2026-11-04
CIK 103145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, there were 61,140,157 shares of the registrant’s common stock outstanding.

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

In addition, the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates and assumptions are based on knowledge of current events and planned actions to be undertaken in the future, they may ultimately differ from actual results. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. All estimates and assumptions are subject to a number of risks and uncertainties that could cause actual results to differ materially from these estimates and assumptions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Veeco Instruments Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$205,321	$163,466
Short-term investments	277,184	226,763
Accounts receivable, net	154,064	110,685
Contract assets	26,884	34,838
Inventories	308,265	275,298
Prepaid expenses and other current assets	43,875	34,286
Total current assets	1,015,593	845,336
Property, plant, and equipment, net	116,163	108,646
Operating lease right-of-use assets	24,715	24,606
Intangible assets, net	3,973	5,696
Goodwill	214,964	214,964
Deferred income taxes	123,538	122,935
Other assets	6,714	3,612
Total assets	$1,505,660	$1,325,795

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$68,474	$55,344
Accrued expenses and other current liabilities	60,628	45,503
Contract liabilities	132,351	74,161
Income taxes payable	1,041	3,048
Total current liabilities	262,494	178,056
Deferred income taxes	458	532
Long-term debt	226,835	226,009
Long-term operating lease liabilities	31,480	31,837
Other liabilities	60,471	3,852
Total liabilities	581,738	440,286
Stockholders' equity:
Preferred stock, $0.01 par value; 500,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 61,135,594 shares issued and outstanding at September 30, 2026 and 60,388,539 shares issued and outstanding at December 31, 2025	611	604
Additional paid-in capital	1,320,705	1,306,176
Accumulated deficit	(397,897)	(423,065)
Accumulated other comprehensive income	503	1,794
Total stockholders' equity	923,922	885,509
Total liabilities and stockholders' equity	$1,505,660	$1,325,795

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net sales	$209,384	$165,881	$561,206	$499,277
Cost of sales	128,995	98,178	350,157	294,380
Gross profit	80,389	67,703	211,049	204,897
Operating expenses, net:
Research and development	35,059	28,988	98,277	89,062
Selling, general, and administrative	28,534	24,654	82,179	73,609
Amortization of intangible assets	411	771	1,723	2,413
Merger costs	2,260	2,609	5,736	2,609
Other operating expense (income), net	26	127	(160)	132
Total operating expenses, net	66,290	57,149	187,755	167,825
Operating income	14,099	10,554	23,294	37,072
Interest income	3,948	3,485	10,557	10,022
Interest expense	(2,163)	(2,164)	(6,426)	(6,960)
Other income (expense), net	—	—	—	(653)
Income before income taxes	15,884	11,875	27,425	39,481
Income tax expense (benefit)	2,249	1,279	2,257	5,205
Net income	$13,635	$10,596	$25,168	$34,276

Income per common share:
Basic	$0.22	$0.18	$0.41	$0.58
Diluted	$0.21	$0.17	$0.39	$0.57

Weighted average number of shares:
Basic	61,109	60,077	60,889	58,993
Diluted	66,154	60,950	65,207	60,436

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$13,635	$10,596	$25,168	$34,276
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(713)	140	(1,271)	231
Change in currency translation adjustments	4	4	(20)	51
Total other comprehensive income (loss), net of tax	(709)	144	(1,291)	282

Total comprehensive income (loss)	$12,926	$10,740	$23,877	$34,558

See accompanying Notes to the Consolidated Financial Statements.

Veeco Instruments Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$25,168	$34,276
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,850	15,038
Non-cash interest expense	826	833
Deferred income taxes	(302)	427
Share-based compensation expense	26,140	28,004
Provision for bad debts	14	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(35,439)	(13,607)
Inventories	(46,634)	(16,576)
Prepaid expenses and other current assets	(6,068)	4,826
Accounts payable and accrued expenses	27,886	(2,586)
Contract liabilities	112,577	(7,932)
Income taxes receivable and payable, net	(2,511)	3,401
Other, net	785	(1,537)
Net cash provided by (used in) operating activities	117,292	44,567

Cash Flows from Investing Activities
Capital expenditures	(13,142)	(12,928)
Proceeds from the sale of investments	124,453	155,343
Payments for purchases of investments	(175,117)	(130,483)
Net cash provided by (used in) investing activities	(63,806)	11,932

Cash Flows from Financing Activities
Restricted stock tax withholdings	(13,083)	(6,858)
Proceeds (net of tax withholdings) from option exercises and employee stock purchase plan	1,478	3,810
Repayment of convertible debt	—	(5,229)
Debt issuance costs	—	(885)
Net cash provided by (used in) financing activities	(11,605)	(9,162)
Effect of exchange rate changes on cash and cash equivalents	(26)	66
Net increase (decrease) in cash and cash equivalents	41,855	47,403
Cash and cash equivalents - beginning of period	163,466	145,819
Cash and cash equivalents - end of period	$205,321	$193,222

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,737	$4,767
Income taxes paid (refunded)	2,027	70
Non-cash activities
Capital expenditures included in accounts payable and accrued expenses	2,303	720
Net transfer of inventory to property, plant and equipment	10,197	—
Net transfer of inventory to other noncurrent assets	3,470	—
Right-of-use assets obtained in exchange for lease obligations	2,168	944

See accompanying Notes to the Consolidated Financial Statements.

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Veeco have been prepared in accordance with U.S. GAAP as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 270 for interim financial information and with the instructions to Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements as the interim information is an update of the information that was presented in Veeco’s most recent annual financial statements. For further information, refer to Veeco’s Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The computations of basic and diluted income per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Numerator:
Net income	$13,635	$10,596	$25,168	$34,276
Interest expense associated with convertible notes	—	—	—	378
Net income available to common shareholders	$13,635	$10,596	$25,168	$34,654

Denominator:
Basic weighted average shares outstanding	61,109	60,077	60,889	58,993
Effect of potentially dilutive share-based awards	1,756	873	1,428	552
Dilutive effect of convertible notes	3,289	—	2,890	891
Diluted weighted average shares outstanding	66,154	60,950	65,207	60,436

Net income per common share:
Basic	$0.22	$0.18	$0.41	$0.58
Diluted	$0.21	$0.17	$0.39	$0.57

Potentially dilutive shares excluded from the diluted calculation as their effect would be antidilutive	2	612	18	643
Maximum potential shares to be issued for settlement of convertible senior notes excluded from the diluted calculation as their effect would be antidilutive	N/A	N/A	N/A	61

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

The following table presents the portion of Veeco’s assets that were measured at fair value on a recurring basis at

September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2026
Cash equivalents
Certificate of deposits and time deposits	$98,997	$—	$—	$98,997
Money market cash	27,122	—	—	27,122
Total	$126,119	$—	$—	$126,119
Short-term investments
U.S. treasuries	$86,796	$—	$—	$86,796
Government agency securities	—	72,886	—	72,886
Corporate debt	—	61,062	—	61,062
Commercial paper	—	56,440	—	56,440
Total	$86,796	$190,388	$—	$277,184

December 31, 2025
Cash equivalents
Certificate of deposits and time deposits	$63,893	$—	$—	$63,893
Money market cash	15,327	—	—	15,327
Total	$79,220	$—	$—	$79,220
Short-term investments
U.S. treasuries	$77,110	$—	$—	$77,110
Government agency securities	—	53,488	—	53,488
Corporate debt	—	96,165	—	96,165
Total	$77,110	$149,653	$—	$226,763

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026.

At September 30, 2026 and December 31, 2025, the amortized cost and fair value of available-for-sale securities consist of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
September 30, 2026
U.S. treasuries	$87,399	$—	$(603)	$86,796
Government agency securities	73,398	—	(512)	72,886
Corporate debt	61,548	—	(486)	61,062
Commercial paper	56,440	—	—	56,440
Total	$278,785	$—	$(1,601)	$277,184

December 31, 2025
U.S. treasuries	$77,106	$52	$(48)	$77,110
Government agency securities	53,473	50	(35)	53,488
Corporate debt	96,144	86	(65)	96,165
Total	$226,723	$188	$(148)	$226,763

Available-for-sale securities in a loss position at September 30, 2026 and December 31, 2025 consist of:

	Continuous Loss Position
	for Less than 12 Months
		Gross
	Estimated	Unrealized
	Fair Value	Losses

	(in thousands)
September 30, 2026
U.S. treasuries	$86,796	$(603)
Government agency securities	71,315	(512)
Corporate debt	61,062	(486)
Total	$219,173	$(1,601)

December 31, 2025
U.S. treasuries	$37,609	$(48)
Government agency securities	24,028	(35)
Corporate debt	45,675	(65)
Total	$107,312	$(148)

The contractual maturities of securities classified as available-for-sale at September 30, 2026 were as follows:

	September 30, 2026
	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$165,781	$165,358
Due after one year through two years	113,004	111,826
Total	$278,785	$277,184

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. There were no realized gains or losses, or unrealized losses from declines in fair value that are other than temporary, for the nine months ended September 30, 2026 and 2025.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $0.9 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively. The Company considers its current expectations of future economic conditions when estimating its allowance for doubtful accounts.

Inventories

Inventories at September 30, 2026 and December 31, 2025 consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Materials	$186,436	$156,385
Work-in-process	92,053	80,947
Finished goods	2,919	7,017
Evaluation inventory	26,857	30,949
Total	$308,265	$275,298

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets primarily consist of supplier deposits, prepaid value-added tax, lease deposits, prepaid insurance, prepaid software and maintenance, and other receivables. The Company had deposits with its suppliers of $25.4 million and $9.8 million for September 30, 2026 and December 31, 2025, respectively.

Property, Plant, and Equipment

Property, plant, and equipment at September 30, 2026 and December 31, 2025 consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Land	$5,061	$5,061
Building and improvements	62,109	61,749
Machinery and equipment (1)	217,352	198,898
Leasehold improvements	56,766	55,210
Gross property, plant, and equipment	341,288	320,918
Less: accumulated depreciation and amortization	225,125	212,272
Property, plant, and equipment, net	$116,163	$108,646
(1)	Machinery and equipment also includes software, furniture, and fixtures

For the three and nine months ended September 30, 2026, depreciation expense was $4.5 million and $13.1 million, respectively and $4.1 million and $12.6 million, respectively, for the comparable 2025 period.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. There were no changes to goodwill during the nine months ended September 30, 2026.

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

The components of purchased intangible assets were as follows:

	September 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Gross	Amortization		Gross	Amortization
	Carrying	and	Net	Carrying	and	Net
	Amount	Impairment	Amount	Amount	Impairment	Amount

	(in thousands)
Technology	$355,928	$355,928	$—	$355,928	$355,437	$491
Customer relationships	146,925	142,952	3,973	146,925	141,720	5,205
Trademarks and tradenames	30,910	30,910	—	30,910	30,910	—
Other	3,746	3,746	—	3,746	3,746	—
Total	$537,509	$533,536	$3,973	$537,509	$531,813	$5,696

Other intangible assets primarily consist of patents, licenses, and backlog.

Note 4 — Liabilities

Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 consist of:

	September 30,	December 31,
	2026	2025

	(in thousands)
Payroll and related benefits	$29,166	$21,772
Warranty	10,634	10,348
Operating lease liabilities	4,204	4,164
Interest	2,332	680
Professional fees	2,060	1,315
Sales, use, and other taxes	1,059	958
Merger costs	1,740	727
Contingent consideration	275	275
Other	9,158	5,264
Total	$60,628	$45,503

Warranty

Warranties are typically valid for one year from the date of system final acceptance. The Company estimates the costs that may be incurred under the warranty which are determined by analyzing specific product and historical configuration statistics and regional warranty support costs and are affected by product failure rates, material usage, and labor costs incurred in correcting product failures during the warranty period. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. Changes in product warranty reserves for the nine months ended September 30, 2026 include:

September 30,
2026
(in thousands)
Balance - beginning of the year	$10,348
Warranties issued	5,841
Consumption of reserves	(4,863)
Changes in estimate	(692)
Balance - September 30, 2026	$10,634

Contract Liabilities and Performance Obligations

Contract liabilities consist of unsatisfied performance obligations related to advanced payments received and billing in excess of revenue recognized. The contract liability balance as of December 31, 2025 was approximately $74.2 million, of which the Company recognized approximately $52.6 million in revenue during the nine months ended September 30, 2026.

This reduction in contract liabilities was offset in part by new billings for products and services which were unsatisfied performance obligations to customers and revenue had not yet been recognized as of September 30, 2026. Additionally, at September 30, 2026, the Company had approximately $54.4 million of long-term contract liabilities included within “Other Liabilities” on the Consolidated Balance Sheets related to customer orders scheduled to ship beyond the next twelve months.

As of September 30, 2026, the Company has approximately $425.6 million of remaining performance obligations on contracts with an original estimated duration of one year or more, of which approximately 38% is expected to be recognized within one year, with the remaining amounts expected to be recognized between one to three years. The Company has elected to exclude disclosures regarding remaining performance obligations that have an original expected duration of one year or less.

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

The Company may redeem for cash, at its option, all or any portion of the outstanding 2029 Notes at any time on or after June 8, 2026, at a redemption price equal to 100% of the principal amount of such 2029 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the applicable series of 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. Upon the Company’s notice of redemption, holders may elect to convert their 2029 Notes based on the conversion rates and criteria outlined below. Based on the criteria outlined here, the 2029 Notes were callable by the Company as of September 30, 2026.

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

For the calendar quarter ended September 30, 2026, the last reported sales price of the common stock during the 30 consecutive trading days, based on the criteria outlined in (i) above, was greater than 130% of the conversion price of the 2029 Notes, and as such the 2029 Notes are convertible by the holders until December 31, 2026. The Company is required to pay the aggregate principal amount of the 2029 Notes in cash upon settlement. However, the Company has the ability and intent to refinance the 2029 Notes on a long-term basis through available capacity under its Revolving

Credit Facility, and as such, the 2029 Notes will remain classified as long-term debt on the Consolidated Balance Sheet as of September 30, 2026.

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

The carrying value of the 2029 Notes is as follows:

	September 30, 2026			December 31, 2025
	Principal Amount	Unamortized transaction costs	Net carrying value	Principal Amount	Unamortized transaction costs	Net carrying value

	(in thousands)
2029 Notes	$230,000	$(3,165)	$226,835	$230,000	$(3,991)	$226,009
Net carrying value	$230,000	$(3,165)	$226,835	$230,000	$(3,991)	$226,009

Total interest expense related to the 2025 Notes, 2027 Notes, and 2029 Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cash Interest Expense
Coupon interest expense - 2025 Notes	$—	$—	$—	$39
Coupon interest expense - 2027 Notes	—	—	—	347
Coupon interest expense - 2029 Notes	1,653	1,653	4,959	4,959
Non-cash Interest Expense
Amortization of debt discount/transaction costs- 2025 Notes	—	—	—	4
Amortization of debt discount/transaction costs- 2027 Notes	—	—	—	30
Amortization of debt discount/transaction costs- 2029 Notes	292	283	826	799
Total Interest Expense	$1,945	$1,936	$5,785	$6,178

The Company determined the 2029 Notes are Level 2 liabilities in the fair value hierarchy and had an estimated fair value at September 30, 2026 of $390.7 million.

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

No amounts were outstanding under the Credit Facility as of September 30, 2026 or December 31, 2025.

Other Liabilities

Other Liabilities at September 30, 2026 and December 31, 2025 was approximately $60.5 million and $3.9 million, respectively. Included within Other Liabilities at September 30, 2026 were customer deposits of $54.4 million related to customer orders scheduled to ship beyond the next twelve months, as well as merger costs, medical and dental benefits for former executives, asset retirement obligations, and tax liabilities.

Note 5 — Commitments and Contingencies

Leases

The Company’s operating leases primarily include real estate leases for properties used for manufacturing, R&D activities, sales and service, and administration, as well as certain equipment leases. Some leases may include options to renew for a period of up to 5 years, while others may include options to terminate the lease. The weighted average remaining lease term of the Company’s operating leases as of September 30, 2026 was 9 years, and the weighted average discount rate used in determining the present value of future lease payments was 5.5%.

The following table provides the maturities of lease liabilities at September 30, 2026:

Operating
Leases
(in thousands)
Payments due by period:
2026	$896
2027	5,568
2028	5,122
2029	4,903
2030	4,389
Thereafter	26,897
Total future minimum lease payments	47,775
Less: Imputed interest	(12,091)
Total	$35,684

Reported as of September 30, 2026
Accrued expenses and other current liabilities	$4,204
Long-term operating lease liabilities	31,480
Total	$35,684

Operating lease costs for the three and nine months ended September 30, 2026 were $1.3 million and $3.8 million, respectively, and $1.2 million and $3.8 million, respectively for the comparable 2025 period. Variable lease costs for the three and nine months ended September 30, 2026 were $0.3 million and $0.7 million, respectively and $0.3 million and $0.9 million, respectively for the comparable 2025 period. Additionally, the Company has an immaterial amount of short-term leases. Cash outflows from operating leases for the nine months ended September 30, 2026 and 2025 were $5.8 million and $5.4 million, respectively.

Receivable Purchase Agreement

The Company entered into a receivable purchase agreement with a financial institution to sell certain of its trade receivables from customers without recourse, up to $30.0 million at any point in time. Pursuant to this agreement, the Company sold no receivables for the three and nine months ended September 30, 2026, and $30.0 million was available under the agreement for additional sales of receivables as of September 30, 2026. The Company sold no receivables for the three and nine months ended September 30, 2025.

Purchase Commitments

Veeco has purchase commitments of $411.0 million at September 30, 2026 to secure the rights to various assets and services to be used in the future in the normal course of business, substantially all of which become due within one year.

Bank Guarantees

Veeco has bank guarantees and letters of credit issued by a financial institution on its behalf as needed. At September 30, 2026, outstanding bank guarantees and standby letters of credit totaled $6.9 million, and unused bank guarantees and letters of credit of $35.1 million were available to be drawn upon.

Legal Proceedings

The Company is involved in various legal proceedings arising in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 6 — Equity

Statement of Stockholders’ Equity

The following tables present the changes in Stockholders’ Equity:

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2025	60,389	$604	$1,306,176	$(423,065)	$1,794	$885,509
Net income (loss)	—	—	—	(324)	—	(324)
Other comprehensive income (loss), net of tax	—	—	—	—	(472)	(472)
Share-based compensation expense	—	—	8,511	—	—	8,511
Net issuance under employee stock plans	643	6	(9,568)	—	—	(9,562)
Balance at March 31, 2026	61,032	$610	$1,305,119	$(423,389)	$1,322	$883,662
Net income	—	—	—	11,857	—	11,857
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	(110)
Share-based compensation expense	—	—	9,215	—	—	9,215
Net issuance under employee stock plans	97	1	(1,843)	—	—	(1,842)
Balance at June 30, 2026	61,129	$611	$1,312,491	$(411,532)	$1,212	$902,782
Net income	—	—	—	13,635	—	13,635
Other comprehensive income (loss), net of tax	—	—	—	—	(709)	(709)
Share-based compensation expense	—	—	8,414	—	—	8,414
Net issuance under employee stock plans	7	—	(200)	—	—	(200)
Balance at September 30, 2026	61,136	$611	$1,320,705	$(397,897)	$503	$923,922

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

	(in thousands)
Balance at December 31, 2024	56,828	$569	$1,227,134	$(458,455)	$1,522	$770,770
Net income	—	—	—	11,947	—	11,947
Other comprehensive income (loss), net of tax	—	—	—	—	108	108
Share-based compensation expense	—	—	9,208	—	—	9,208
Settlement of the 2025 Notes	1,104	11	26,489	—	—	26,500
Net issuance under employee stock plans	360	3	(6,678)	—	—	(6,675)
Balance at March 31, 2025	58,292	$583	$1,256,153	$(446,508)	$1,630	$811,858
Net income	—	—	—	11,733	—	11,733
Other comprehensive income (loss), net of tax	—	—	—	—	30	30
Share-based compensation expense	—	—	9,651	—	—	9,651
Settlement of the 2027 Notes	1,643	16	20,215			20,231
Net issuance under employee stock plans	226	3	2,690	—	—	2,693
Balance at June 30, 2025	60,161	$602	$1,288,709	$(434,775)	$1,660	$856,196
Net income	—	—	—	10,596	—	10,596
Other comprehensive income (loss), net of tax	—	—	—	—	144	144
Share-based compensation expense	—	—	9,145	—	—	9,145
Net issuance under employee stock plans	(2)	—	(111)	—	—	(111)
Balance at September 30, 2025	60,159	$602	$1,297,743	$(424,179)	$1,804	$875,970

Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the changes in the balances of each component of AOCI, net of tax:

		Unrealized
		Gains (Losses)
	Foreign	on Available-
	Currency	for-Sale
	Translation	Securities	Total

	(in thousands)
Balance - December 31, 2025	$1,855	$(61)	$1,794
Other comprehensive income (loss)	(20)	(1,271)	(1,291)
Balance - September 30, 2026	$1,835	$(1,332)	$503

There were immaterial reclassifications from AOCI into net income for the three and nine months ended September 30, 2026 and 2025.

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

Share-based compensation expense was recognized in the following line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of sales	$1,411	$1,771	$4,522	$5,105
Research and development	2,656	2,840	7,938	8,902
Selling, general, and administrative	4,347	4,534	13,680	13,997
Total	$8,414	$9,145	$26,140	$28,004

For the nine months ended September 30, 2026, equity activity related to non-vested restricted shares and performance shares was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(in thousands)
Balance - December 31, 2025	2,551	$28.89
Granted	1,262	32.84
Performance award adjustments	117	32.25
Vested	(1,126)	28.30
Forfeited	(121)	29.80
Balance - September 30, 2026	2,683	$31.10

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

Income before income taxes and income tax expense for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)
Income before income taxes	$15,884	$11,875	$27,425	$39,481
Income tax expense	$2,249	$1,279	$2,257	$5,205
Effective tax rate	14.16%	10.77%	8.23%	13.18%

The Company’s income tax expense was $2.2 million and $2.3 million, respectively, for the three and nine months ended September 30, 2026, compared to $1.3 million and $5.2 million, respectively, for the comparable prior periods.

For the three and nine months ended September 30, 2026, and 2025, the effective tax rates were favorably impacted by the tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. Additionally, for the three and nine months ended September 30, 2026, the effective tax rate was also favorably impacted by a discrete income tax benefit resulting from share-based compensation windfall, while for the comparable prior year periods, the effective tax rate was negatively impacted by a discrete income tax expense resulting from the share-based compensation shortfall.

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

Sales by end-market and geographic region for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Sales by end-market
Semiconductor	$135,254	$118,322	$374,974	$366,019
Compound Semiconductor	40,202	10,912	79,537	39,506
Data Storage	20,006	9,971	52,420	29,030
Scientific & Other	13,922	26,676	54,275	64,722
Total	$209,384	$165,881	$561,206	$499,277
Sales by geographic region
United States	$65,006	$26,513	$156,299	$72,427
EMEA(1)	24,653	11,581	56,440	42,451
China	24,581	45,650	92,622	144,032
Rest of APAC	95,125	82,100	255,287	240,262
Rest of World	19	37	558	105
Total	$209,384	$165,881	$561,206	$499,277
(1)	EMEA consists of Europe, the Middle East, and Africa

For geographic reporting, sales are attributed to the location in which the customer facility is located.

Note 10 — Merger

Merger Agreement with Axcelis Technologies, Inc.

On September 30, 2025, the Company entered into Merger Agreement with Axcelis, and Merger Sub. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will merge with and into Veeco, with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by Veeco’s board of directors (except for one (1) independent director who serves on the Axcelis board of directors as well and thus recused himself) and, on February 6, 2026, by the stockholders of each company. The completion of the Merger remains subject to the satisfaction or (to the extent permissible) waiver of customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China, and is currently expected to close by the end of the first quarter of 2027.

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

The following section generally discusses 2026 and 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of 2025 items that are not included in this Form 10-Q can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of our Quarterly Report on Form 10-Q for the interim period ended September 30, 2025, filed on November 5, 2025.

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

Merger with Axcelis Technologies, Inc.

On September 30, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Axcelis Technologies, Inc., a Delaware corporation (“Axcelis”), and Victory Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Axcelis (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Veeco (the “Merger”), with Veeco surviving as a wholly-owned subsidiary of Axcelis. The Merger Agreement was approved by our board of directors (except for one (1) independent director who serves on the Axcelis’ board of directors as well who recused himself) and, on February 6, 2026, by the stockholders of each company. The completion of the Merger remains subject to the satisfaction or (to the extent permissible) waiver of customary closing conditions, including the final pending regulatory approval from the State Administration for Market Regulation of the People’s Republic of China, and is currently expected to close by the end of the first quarter of 2027.

For more information regarding the Merger, see Note 10 “Merger” to the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Business Update

Overview

The Semiconductor industry experienced robust growth in 2025 and continues to benefit from strong investment in artificial intelligence (“AI”) infrastructure in 2026. Looking ahead, industry analysts are forecasting long-term growth driven by secular trends including AI, high-performance computing, and advanced connectivity.

Growth in the Semiconductor industry driven by AI investments, coupled with increasing technological complexity of Semiconductor chips, are expected to drive long-term growth in Wafer Fab Equipment (“WFE”) spending. In an effort to improve chip performance, optimize power consumption, and reduce costs, leading Semiconductor manufacturers are shrinking device geometries, transitioning to more complex transistor architectures such as Gate-All-Around, increasing memory bandwidth and adopting advanced packaging and 3D integration technologies. As a result, growth of the WFE market is forecasted to keep pace with long-term growth of the Semiconductor industry, which we believe should benefit semiconductor capital equipment providers, including Veeco.

Our technologies are at the forefront of enabling new technical innovations in the manufacturing of high-performance AI chips, advanced connectivity and High-Bandwidth Memory (“HBM”), as well as advanced logic and advanced packaging applications. We continue to invest in new technologies to expand our Serviceable Available Market (“SAM”) across a broad range of new applications.

Semiconductor Market

Semiconductor revenue comprised 65% of third quarter total revenue primarily driven by system shipments of our Laser Spike Annealing (“LSA”) technology, and our Advanced Packaging technology, particularly for our wet processing products. Semiconductor revenue increased by 14% from the comparable prior year period due to increase in sales to our leading-edge foundry/logic and memory customers. This increase does not include a laser annealing system that we shipped to a customer in China in the third quarter of 2026, which was detained and is pending review by U.S. Customs and Border Protection and the Bureau of Industry and Security. Title, risk of loss, and control had transferred to the customer. Despite satisfying the conditions to seek payment for this product under the applicable letter of credit, as a customer accommodation, Veeco has not sought payment for this shipment while the product is held by CBP and may not seek collection if the product is ultimately not cleared for export. As a result, given the uncertainty, Veeco has not recognized this related approximately $8 million in revenue in the third quarter of 2026 because Veeco cannot make the determination that it is probable that no significant reversal of revenue will occur when the uncertainty is subsequently resolved, which adversely affected our operating results for the third quarter.

In logic and foundry, we have long-standing and trusted customer relations, and our annealing solutions continue to gain traction at advanced node customers. Our LSA platform is production tool of record at all three Tier 1 logic customers, driving repeat business. Additionally, our next-generation Nanosecond Annealing (“NSA”) system addresses critical low-thermal budget applications such as contact annealing, 3D device integration and materials modification. We have successfully engaged all three Tier 1 logic customers and made significant progress advancing NSA over the past several months. One customer has completed its evaluation and placed a revenue order, a second continues to make progress toward completing its evaluation, and we recently shipped an evaluation system to the third customer. Customers are seeing great results and are accelerating their adoption of our NSA system. We see potential for additional orders in the coming months supporting their pilot-lines and high-volume manufacturing needs.

In the memory market, we continue to expand our presence as there is significant long-term opportunity as AI-driven computing architecture accelerates demand for Dynamic Random Access Memory (“DRAM”) and NAND technologies. These technology transitions are creating new thermal processing and material requirements that align well with our differentiated annealing capabilities. The memory industry is at the early stages of adopting laser-based technologies for annealing applications. We continue to make solid progress with leading memory customers, including serving as the production tool of record at a Tier 1 HBM customer, which is accelerating their investments in 2026. We are also advancing an LSA evaluation system at a second Tier 1 DRAM customer, with potential for follow-on orders in 2027 and 2028. Customer engagement continues to expand with a third DRAM customer, with potential to enter an evaluation agreement in 2027. Furthermore, we are encouraged by several NAND customers who are exploring applications for our LSA and NSA platforms, which are continuing to advance well.

We also have two Ion Beam Deposition 300 (“IBD300”) systems under evaluation at leading DRAM memory customers. Our IBD300 system provides our company with another opportunity to expand our SAM to advanced node applications where low resistance films are critical. These initial systems are being evaluated for advanced memory applications, such as DRAM bitline metallization.

The ongoing adoption of EUV lithography for advanced logic and memory semiconductor manufacturing continues to drive demand for our Ion Beam Deposition (“IBD”) systems used in the production of EUV mask blanks. Demand is being supported by AI-driven scaling, increasing EUV layer counts at leading-edge logic nodes, and the expanding use of EUV in advanced DRAM and HBM applications. Leading logic and memory manufacturers expect High Numerical Aperture (“High-NA”) EUV lithography to be integral to their future roadmaps. Our IBD technology is a key enabler of the multilayer mirrors used in EUV mask blanks, and our product roadmap is well positioned to support evolving High-NA requirements and the industry’s development of larger-format masks. We are also expanding our EUV related business into pellicle applications, which are increasingly being used to protect defect-free masks and improve productivity as EUV utilization scales. We continue to win production business at a Tier 1 foundry and engage new customers for EUV pellicles.

In Advanced Packaging (“AP”), which includes our wet processing and lithography systems, we continue to experience increased demand as AI-related investments accelerate adoption of heterogenous integration of advanced 2.5D and 3D architectures. Throughout the year, we received significant orders for our wet processing and lithography systems from leading Outsourced Semiconductor Assembly and Test, foundry and memory customers. We are also engaged with a Tier 1 foundry on the qualification of a next-generation wet processing panel tool. AP continues to provide meaningful momentum with customer demand and our order pipeline providing increased visibility into 2027. To support anticipated customer requirements, we are expanding our manufacturing capacity, including through contract manufacturing partners. Continued customer engagement and demand for solutions that enable increasingly complex advanced packaging architectures support our confidence in the long-term outlook for the business.

We anticipate growth in the semiconductor market in leading-edge driven by AI investments.

Compound Semiconductor Market

Compound Semiconductor revenue increased by 268% in the third quarter from the comparable prior year period, comprising 19% of total revenue. In the Compound Semiconductor market, our broad portfolio of ion beam deposition, wet processing, and MOCVD technologies are gaining momentum as investments in AI data center infrastructure drive demand for higher-speed optical connectivity and more power efficient semiconductor devices.

We continue to benefit from demand tied to AI infrastructure, particularly through our exposure to Silicon Photonics and the Indium Phosphide (“InP”) lasers used in optical connectivity applications. Increasing bandwidth requirements and larger AI computing architectures are driving greater use of optical connectivity as traditional copper interconnects become less effective at higher speeds and distances. Hyperscalers and their suppliers are advancing higher-speed pluggable transceivers and, over the longer term, near-package and co-packaged optics. These architectures increasingly rely on advanced InP laser technologies, supporting demand for InP epitaxy and related manufacturing equipment as the industry transitions to higher transmission speeds.

Our SAM is expanding through two primary technology trends. First, higher optical connectivity requirements are increasing demand for InP lasers and the epitaxial layers used to manufacture them. Second, the transition toward higher-power lasers is creating more demanding performance and reliability requirements for laser-facet coatings. We believe these trends expand the opportunity for our technologies across multiple stages of the laser manufacturing process.

Our portfolio includes our Spector IBD for the laser diode facet coatings, WaferEtch and WaferStorm systems for etching, cleaning, surface preparation and metal lift-off; and our Lumina and Lumina+ MOCVD arsenide phosphide batch platform for the epitaxy.

We are a market leader with our ion beam deposition technology, and within the Silicon Photonics space our Spector systems address the critical laser-facet coating process. Based on ongoing customer engagements, we believe our ion beam deposition technology is differentiated from traditional approaches as the industry transitions toward higher-power lasers that require increasingly stringent film quality and reliability.

In wet processing, we maintain a strong position with our WaferEtch and WaferStorm technologies for critical etching, cleaning and surface-preparation applications.

For MOCVD, we are gaining momentum in the InP market as leading optical and photonics customers add capacity and evaluate our technology for next-generation applications. As of year to date, we have received multiple orders for our

Lumina and Lumina+ systems from leading photonics customers. We are installing systems at existing customers, pursuing additional expansion opportunities and engaging with prospective customers on epitaxy applications.

Additional Compound Semiconductor market opportunities include MOCVD systems used to manufacture specialized devices for space-based solar applications, microLED displays and other photonics applications. We are also engaged in emerging applications involving blue microLEDs for short-distance optical connectivity, although these applications remain at an early stage of development. The industry is evaluating microLED and micro-vertical-cavity surface-emitting laser technologies as potential alternatives for certain short-distance scale-up and scale-in interconnect applications. These emerging architectures could create additional opportunities for our GaN and arsenide phosphide MOCVD technologies.

In power electronics, our Propel 300-millimeter GaN-on-silicon platform represents a long-term opportunity associated with AI data center power efficiency, electrification and other high-power-density applications. Our evaluation system at a leading power semiconductor customer continues to support process development and pilot-line preparation. We continue to work with this leading customer to complete the remaining technical qualifications required to support potential future capacity expansion.

We expect our compound semiconductor market to grow as AI, power efficiency and advanced connectivity continue to reshape the industry.

Data Storage Market

Data Storage market revenue increased by 101% in the third quarter from the comparable prior year period, comprising 10% of total revenue. We address the Data Storage market with sales of our Ion Beam technology and wet process systems driven by demand for cloud and AI data centers. We expect full-year 2026 revenue in this market to approximately double compared to 2025 and have order visibility extending into 2027. We remain engaged with customers on their technology roadmaps, including the adoption of heat-assisted magnetic recording, which is contributing to renewed investment and demand for our technologies.

Scientific & Other Market

Scientific & Other market revenue decreased by 48% in the third quarter from the comparable prior year period, comprising 6% of total revenue. Demand in this market is primarily project-driven and includes sales to government-funded laboratories, universities, research institutions and customers developing emerging technologies. We address the Scientific & Other market with several technologies, including Molecular Beam Epitaxy (“MBE”), Atomic Layer Deposition (“ALD”), MOCVD, Wet Processing, and ion beam deposition and etch systems. These technologies support research, development and specialized production applications across areas such as quantum computing and other advanced materials.

Results of Operations

For the three months ended September 30, 2026 and 2025

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2026 and 2025 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Net sales	$209,384	100%	$165,881	100%	$43,503	26%
Cost of sales	128,995	62%	98,178	59%	30,817	31%
Gross profit	80,389	38%	67,703	41%	12,686	19%
Operating expenses, net:
Research and development	35,059	17%	28,988	17%	6,071	21%
Selling, general, and administrative	28,534	14%	24,654	15%	3,880	16%
Amortization of intangible assets	411	0%	771	0%	(360)	(47)%
Merger costs	2,260	1%	2,609	2%	(349)	(13)%
Other operating expense (income), net	26	0%	127	0%	(101)	(80)%
Total operating expenses, net	66,290	32%	57,149	34%	9,141	16%
Operating income	14,099	7%	10,554	6%	3,545	34%
Interest income, net	1,785	1%	1,321	1%	464	35%
Income before income taxes	15,884	8%	11,875	7%	4,009	34%
Income tax expense (benefit)	2,249	1%	1,279	1%	970	76%
Net income	$13,635	7%	$10,596	6%	$3,039	29%

Net Sales

The following is an analysis of sales by market and by region:

	Three Months Ended September 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$135,254	65%	$118,322	71%	$16,932	14%
Compound Semiconductor	40,202	19%	10,912	7%	29,290	268%
Data Storage	20,006	10%	9,971	6%	10,035	101%
Scientific & Other	13,922	6%	26,676	16%	(12,754)	(48)%
Total	$209,384	100%	$165,881	100%	$43,503	26%
Sales by geographic region
United States	$65,006	31%	$26,513	16%	$38,493	145%
EMEA	24,653	12%	11,581	7%	13,072	113%
China	24,581	12%	45,650	28%	(21,069)	(46)%
Rest of APAC	95,125	45%	82,100	49%	13,025	16%
Rest of World	19	-	37	-	(18)	*
Total	$209,384	100%	$165,881	100%	$43,503	26%

* Not meaningful

Sales increased for the three months ended September 30, 2026 against the comparable prior year period in the Compound Semiconductor, Semiconductor, and Data Storage markets, partially offset by a decrease in sales in the Scientific & Other market. By geography, sales increased in the United States, EMEA, and Rest of APAC regions, partially offset by decreased sales in the China region. Sales in the Rest of APAC region for the three months ended September 30, 2026 included sales in Taiwan and Singapore of $53.0 million and $17.2 million, respectively. Sales in the Rest of APAC region for the three months ended September 30, 2025 included sales in Taiwan and Japan of $54.9 million and $10.3 million, respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the three months ended September 30, 2026, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by a decrease in gross margins. Gross margins decreased principally due to unfavorable product mix and higher spending, including logistics costs and spending to increase capacity and supply chain to ensure we are well positioned to meet customers increasing demand for our products. Additionally other factors will cause our gross margins to fluctuate each period, including the impact of the evolving tariffs landscape, which includes refunds on previously paid tariffs, newly implemented tariffs, or changes to existing tariffs. The Company has recognized approximately $2.8 million of tariff refunds for the three months ended September 30, 2026 as a reduction to Cost of Sales.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the three months ended September 30, 2026 against the comparable prior period due to an increase in personnel-related and operating-related expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the three months ended September 30, 2026 against the comparable prior period due to variable incentive related compensation and commission expenses based on increased order volume.

Merger Costs

During the three months ended September 30, 2026 and 2025, we incurred $2.3 million and $2.6 million, respectively, in legal, accounting, and consulting fees, as well as employee-related costs in connection with the proposed Merger.

Interest Income (Expense)

We recorded net interest income of $1.8 million for the three months ended September 30, 2026, compared to net interest income of $1.3 million for the comparable prior year period. The increase in net interest income was primarily due to higher interest bearing balances compared to the prior year period.

Income Taxes

Our tax expense for the three months ended September 30, 2026, was $2.2 million, compared to $1.3 million of tax expense for the comparable prior period. For the three months ended September 30, 2026, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. For the three months ended September 30, 2025, the effective tax rate was lower than the U.S. statutory tax rate primarily relating to tax benefits related to Foreign-Derived Intangible Income and research and development tax credits.

For the nine months ended September 30, 2026 and 2025

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the indicated periods in 2026 and 2025 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Net sales	$561,206	100%	$499,277	100%	$61,929	12%
Cost of sales	350,157	62%	294,380	59%	55,777	19%
Gross profit	211,049	38%	204,897	41%	6,152	3%
Operating expenses, net:
Research and development	98,277	18%	89,062	18%	9,215	10%
Selling, general, and administrative	82,179	15%	73,609	15%	8,570	12%
Amortization of intangible assets	1,723	0%	2,413	0%	(690)	(29)%
Merger costs	5,736	1%	2,609	1%	3,127	120%
Other operating expense (income), net	(160)	(0)%	132	0%	(292)	(221)%
Total operating expenses, net	187,755	33%	167,825	34%	19,930	12%
Operating income	23,294	4%	37,072	7%	(13,778)	(37)%
Interest income (expense), net	4,131	1%	3,062	1%	1,069	35%
Other income (expense), net	—	0%	(653)	(0)%	653	*
Income before income taxes	27,425	5%	39,481	8%	(12,056)	(31)%
Income tax expense (benefit)	2,257	0%	5,205	1%	(2,948)	(57)%
Net income	$25,168	4%	$34,276	7%	$(9,108)	(27)%

* Not meaningful

Net Sales

The following is an analysis of sales by market and by region:

	Nine Months Ended September 30,				Change
	2026		2025		Period to Period

	(dollars in thousands)
Sales by end-market
Semiconductor	$374,974	67%	$366,019	73%	$8,955	2%
Compound Semiconductor	79,537	14%	39,506	8%	40,031	101%
Data Storage	52,420	9%	29,030	6%	23,390	81%
Scientific & Other	54,275	10%	64,722	13%	(10,447)	(16)%
Total	$561,206	100%	$499,277	100%	$61,929	12%
Sales by geographic region
United States	$156,299	28%	$72,427	15%	$83,872	116%
EMEA	56,440	10%	42,451	9%	13,989	33%
China	92,622	17%	144,032	29%	(51,410)	(36)%
Rest of APAC	255,287	45%	240,262	48%	15,025	6%
Rest of World	558	-	105	-	453	*
Total	$561,206	100%	$499,277	100%	$61,929	12%

* Not meaningful

Sales increased for the nine months ended September 30, 2026 against the comparable prior year period driven by an increase in sales in the Compound Semiconductor, Data Storage and Semiconductor markets, partially offset by a decrease in sales in the Scientific & Other market. By geography, sales increased in the United States, Rest of APAC, and EMEA regions, partially offset by decreased sales in the China region. Sales in the Rest of APAC region for the nine months ended September 30, 2026 included sales in Taiwan, Singapore, and Japan of $162.0 million, $31.2 million, and $23.0 million, respectively. Sales in the Rest of APAC region for the nine months ended September 30, 2025 included sales in Taiwan, Japan, and Singapore of $132.9 million, $39.0 million, and $33.1 million, respectively. In light of the global nature of our business, we are impacted by conditions in the various countries in which we and our customers operate, including the recent tariff and trade dynamics. We expect there will continue to be year-to-year variations in our future sales distribution across markets and geographies.

Gross Profit

For the nine months ended September 30, 2026, gross profit increased against the comparable prior period primarily due to an increase in sales volume, partially offset by a decrease in gross margins. Gross margins decreased principally due to unfavorable product mix and higher spending, including logistics costs and spending to increase capacity and supply chain to ensure we are well positioned to meet customers increasing demand for our products. Additionally other factors will cause our gross margins to fluctuate each period, including the impact of the evolving tariffs landscape, which includes refunds on previously paid tariffs, newly implemented tariffs, or changes to existing tariffs. The Company has recognized approximately $3.3 million of tariff refunds for the nine months ended September 30, 2026 as a reduction to Cost of Sales.

Research and Development

The markets we serve are characterized by continuous technological development and product innovation, and we invest in various research and development initiatives to maintain our competitive advantage and achieve our growth objectives. Research and development expenses increased for the nine months ended September 30, 2026 against the comparable prior period due to an increase in personnel-related expenses.

Selling, General, and Administrative

Selling, general, and administrative expenses increased for the nine months ended September 30, 2026 against the comparable prior period due variable incentive related compensation and commission expenses based on increased order volume.

Merger Costs

During the nine months ended September 30, 2026 and 2025, we incurred $5.7 million and $2.6 million, respectively, in legal, accounting, and consulting fees, as well as employee-related costs in connection with the proposed Merger.

Interest Income (Expense)

We recorded net interest income of $4.1 million for the nine months ended September 30, 2026, compared to net interest income of $3.1 million for the comparable prior year period. The increase in net interest income was primarily due to higher balances in interest bearing accounts and a reduction of interest expense on the 2025 Notes as they matured on January 15, 2025 and the 2027 Notes that were settled on May 15, 2025.

Income Taxes

Our tax expense for the nine months ended September 30, 2026 was $2.3 million, compared to $5.2 million of tax expense for the comparable prior period. For the nine months ended September 30, 2026, the effective tax rate was favorably impacted by the tax benefits related to Foreign-Derived Deduction Eligible Income and research and development tax credits. Additionally, the effective tax rate was also impacted by a discrete income tax benefit resulting from share-based compensation windfall. For the nine months ended September 30, 2025, the effective tax rate was favorably impacted by tax benefits related to Foreign-Derived Intangible Income and research and development tax credits, partially offset by a discrete income tax expense resulting from the share-based compensation shortfall.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash, and short-term investments are as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Cash and cash equivalents	$205,321	$163,466
Short-term investments	277,184	226,763
Total	$482,505	$390,229

At September 30, 2026 and December 31, 2025, cash and cash equivalents of $59.4 million and $23.6 million, respectively, were held outside the United States. As of September 30, 2026, we had $31.2 million of accumulated undistributed earnings generated by our non-U.S. subsidiaries for which the U.S. tax has previously been provided. Approximately $15.0 million of undistributed earnings will be subject to foreign withholding taxes if distributed back to the United States and we have accrued $1.5 million for foreign withholding taxes for the undistributed earnings.

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

A summary of the cash flow activity for the nine months ended September 30, 2026 and 2025 is as follows:

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net income	$25,168	$34,276
Non-cash items:
Depreciation and amortization	14,850	15,038
Non-cash interest expense	826	833
Deferred income taxes	(302)	427
Share-based compensation expense	26,140	28,004
Provision for bad debts	14	—
Changes in operating assets and liabilities	50,596	(34,011)
Net cash provided by (used in) operating activities	$117,292	$44,567

Net cash provided by operating activities was $117.3 million for the nine months ended September 30, 2026 and was due to net income of $25.2 million, adjustments for non-cash items of $41.5 million, and an increase in cash flow from changes in operating assets and liabilities of $50.6 million. The changes in operating assets and liabilities were largely attributable to an increase in contract liabilities, accrued expenses, and accounts payable, partially offset by an increase in accounts receivables, and inventories. Net cash provided by operating activities was $44.6 million for the nine months ended September 30, 2025 and was due to net income of $34.3 million and adjustments for non-cash items of $44.3 million, partially offset by a decrease in cash flow from changes in operating assets and liabilities of $34.0 million. The changes in operating assets and liabilities were largely attributable to a decrease in contract liabilities and increases in accounts receivables, and inventories, partially offset by a decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Capital expenditures	$(13,142)	$(12,928)
Changes in investments, net	(50,664)	24,860
Net cash provided by (used in) investing activities	$(63,806)	$11,932

The cash used by investing activities during the nine months ended September 30, 2026 was primarily attributable to net cash used for investment activity and capital expenditures. The cash provided by investing activities during the nine months ended September 30, 2025 was primarily attributable to net cash provided for investment activity, partially offset by capital expenditures.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Settlement of equity awards, net of withholding taxes	$(11,605)	$(3,048)
Debt issuance costs	—	(885)
Repayment of convertible debt	—	(5,229)
Net cash provided by (used in) financing activities	$(11,605)	$(9,162)

The cash used in financing activities for the nine months ended September 30, 2026 was related to cash used to settle taxes related to employee equity programs, offset by cash received under the Employee Stock Purchase Plan. The cash used in financing activities for the nine months ended September 30, 2025 was related to cash used to settle taxes related to employee equity programs, settlement of the 2027 Notes, and debt issuance costs associated with the execution of the Fourth Amendment of the Loan and Security Agreement, partially offset by cash received under the Employee Stock Purchase Plan.

Convertible Senior Notes

We have $230.0 million outstanding principal balance of convertible senior notes that bear interest at a rate of 2.875% per year, payable semiannually in arrears on June 1 and December 1 of each year, and mature on June 1, 2029, unless earlier purchased by the Company, redeemed, or converted. The 2029 Notes are currently convertible by noteholders until December 31, 2026.

We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt. In addition, in June 2025, we increased the total funds available to us through our revolving credit facility from $225 million to $250 million and extended the maturity until June 16, 2030, subject to a springing maturity date of March 2, 2029. This provides the Company with ability to meet any cash requirements that may arise as a result of potential conversions of the 2029 Notes, which are convertible by noteholders until December 31, 2026, the principal of which is required to be settled in cash. The Company has no immediate plans to draw down on the facility. Interest under the facility is variable based on the Company’s secured net leverage ratio and is expected to bear interest based on SOFR plus a range of 125 to 200 basis points, if drawn. There is a yearly commitment fee of 20 to 30 basis points, based on the Company’s secured net leverage ratio, charged on the unused portion of the Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates primarily relates to our investment portfolio. We centrally manage our investment portfolios considering investment opportunities and risks, tax consequences, and overall financing strategies. Our investment portfolio includes fixed-income securities with a fair value of approximately $277.2 million at September 30, 2026. These securities are subject to interest rate risk and, based on our investment portfolio at September 30, 2026, a 100 basis point increase in interest rates would result in a decrease in the fair value of the portfolio of $2.4 million. While an increase in interest rates may reduce the fair value of the investment portfolio, we will not realize the losses in the Consolidated Statements of Operations unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporary.

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

Our net sales to customers located outside of the United States represented approximately 69% and 72% of our total net sales for the three and nine months ended September 30, 2026, respectively, 84% and 85% for the comparable 2025 period. We expect that net sales to customers outside the United States will continue to represent a large percentage of our total net sales. Our sales denominated in currencies other than the U.S. dollar represented approximately 5% and 3% of total net sales for both the three and nine months ended September 30, 2026, and 3% and 5% for the comparable 2025 period.

A 10% change in foreign exchange rates would have an immaterial impact on the consolidated results of operations since most of our sales outside the United States are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated and concluded that our disclosure controls and procedures are effective as of September 30, 2026. The disclosure controls and procedures are designed to ensure that the information required to be disclosed in this report filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our principal executive and financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in internal control that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, the following directors and Section 16 officers, as applicable, adopted, modified or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K):

● On August 25, 2026, John Kiernan, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Kiernan’s plan covers the sale of 20,000 shares of our common stock, between November 24, 2026 and May 21, 2027. Transactions under the plan are based upon pre-established dates and a stock price threshold.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by our directors and Section 16 officers. Each of the Rule

10b5-1 trading arrangements are in accordance with our Securities Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

*     Filed herewith

**   Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2026.

Veeco Instruments Inc.

By:	/s/ WILLIAM J. MILLER, Ph.D.
William J. Miller, Ph.D.
Chief Executive Officer

By:	/s/ JOHN P. KIERNAN
John P. Kiernan
Senior Vice President and Chief Financial Officer